Form 10-Q
period 1995-07-31
NOVA INTERNATIONAL FILMS INC
filed 1995-09-14
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                          FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JULY 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


                   Commission file number 2-98997-NY


             NOVA INTERNATIONAL FILMS,  INC.
        (Exact name of Registrant as specified in its charter)


DELAWARE                                                     11-2717273
(State or other jurisdiction                            I.R.S. Employer
of incorporation or                                      Identification
organization)                                                   Number)

501 S.E. COLUMBIA SHORES BOULEVARD
SUITE 350
VANCOUVER, WASHINGTON                                             98661
(Address of principal                                        (Zip Code)
executive offices)

Registrant's telephone number, including area code:      (360) 737-6800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X              No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

Common, $.00001 par value per share: 73,583,000 outstanding as of September 1, 1995

                 PART I  -  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                  NOVA INTERNATIONAL FILMS, INC.

                  INDEX TO FINANCIAL INFORMATION

                    PERIOD ENDED JULY 31, 1995



          ITEM                                         PAGE

Item 1 - Financial Statements

     Balance Sheets

     Statements of Operations

     Statements of Cash Flows

     Notes to Financial Statements

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                       July 31              October 31
                                       1995                 1994
ASSETS

Cash                                   $        28,642      $        38,967
Furniture and equipment at cost,
 less accumulated depreciation                   1,344                3,035

    Total assets                       $        29,986      $        42,002


LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and accrued
expenses                               $         7,000       $       7,026
Debt                                         3,608,399           3,375,119

    Total liabilities                  $     3,615,399       $   3,382,145

COMMITMENTS AND CONTINGENCIES                        -                   -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value;
  100,000,000 shares authorized,
  73,583,000 shares issued
  and outstanding, respectively.       $           736       $        736
Additional paid-in capital                   8,197,260          8,197,260
Accumulated deficit                        (11,783,409)       (11,538,139)

    Total  stockholders'
      equity  (deficit)                $    (3,585,413)      $ (3,340,143)

    Total liabilities and
      stockholders' equity
      (deficit)                        $        29,986       $     42,002



        The accompanying notes and previous 10K filing are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          For  the  Quarter Ended    For the Nine Mos. Ended
                          July 31,       July 31,    July 31,     July 31,
                          1995           1994        1995         1994

REVENUES                  $          -   $       -   $         -  $        -

COST AND EXPENSES
  General and
    administrative                3,926        725        10,944       5,547
  Depreciation                      563      1,243         1,691       3,729
                                  4,489      1,968        12,635       9,276

    OPERATING LOSS               (4,489)    (1,968)      (12,635)     (9,276)

OTHER INCOME
  Interest income                   194        328           645         915
                                    194        328           645         915
OTHER EXPENSES
  Interest expense               80,345     61,396       233,280     164,321
                                 80,345     61,396       233,280     164,321

LOSS BEFORE PROVISION FOR
  INCOME TAXES                  (84,640)   (63,036)     (245,270)   (172,682)
PROVISION FOR INCOME TAXES            -          -            -           -

NET LOSS                        (84,640)   (63,036)     (245,270)   (172,682)

Net loss per share             ($0.0012)  ($0.0009)     ($0.0033)   ($0.0023)

Average number of
  shares outstanding         73,583,000 73,583,000    73,583,000  73,583,000







        The accompanying notes and previous 10K filing are an integral part of these statements

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)


                          For the Quarter Ended   For the Nine Mos. Ended
                          July 31,     July 31,   July 31,       July 31,
                          1995         1994       1995           1994
Cash flows from
 operating activities:
  Net loss                 (84,640)     (63,036)  (245,270)      (172,682)

  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
    Depreciation               563        1,243      1,691          3,729
    Net changes in
     assets and
     liabilities:
    Accounts payable             -           23        (26)          (472)
     Total adjustments         563        1,266      1,665          3,257

Net cash provided (used)
  by  operating
  activities               (84,077)     (61,770)  (243,605)      (169,425)

Cash flows from financing
  actvities:
 Net proceeds from debt
  financing                 80,345       61,096     233,280       163,546

Net cash provided (used)
 by financing
 activities                 80,345       61,096     233,280       163,546

Net (decrease) increase
in cash                     (3,732)        (674)    (10,325)       (5,879)

Cash at beginning
  of period                 32,374       43,067      38,967        48,272

Cash at end
  of period                 28,642       42,393      28,642        42,393



        The accompanying notes and previous 10K filing are an integral part of these statements

                  NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JULY 31, 1995

1)   GENERAL

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for each period presented. The results of operations for any interim period are not necessarily indicative of the results
     for the  full  year.   These  financial  statements  should be read in
     conjunction with the financial statements for the year ended October 31, 1994 and the notes thereto contained in the Company's 10-K.


2)   DISPOSITION OF ASSETS

     On May 12, 1993 (the "Closing"), the stockholders of the Company approved an Acquisition Agreement dated March 3, 1993 (the
     "Acquisition Agreement") by and between the Company and Epic Productions, Inc. ("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation; (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?"; and (iii) the Company's rights related to the film project "Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #3 "Debt" and modified the loan arrangements thereunder plus other indebtedness due Epic from the Company.


3)   DEBT

     In connection with the financing of the film "Triumph of the Spirit", the Company was unable to pay Credit Lyonnais Bank Nederland N.V. (the "Bank") the note payable (the "Bank Loan") incurred to finance such film at its original maturity date of March 31, 1991. The Company was able to negotiate an extension of the maturity date of this note until September 30, 1991, but thereupon the Company became in default of its obligation.

                  NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JULY 31, 1995


     Upon the Closing of the Acquisition Agreement, Epic acquired the Bank Loan from the Bank and modified the payment terms of the Bank Loan assigned to it and other indebtedness of the Company to Epic. In October 1993, Epic assigned and contributed to the capital of the Company all of such indebtedness of the Company to Epic plus accrued and unpaid interest. In addition, at the Closing, $3 million of indebtedness (plus interest thereon) under the Bank Loan was not acquired by Epic, pursuant to which the Bank, Epic and the Company agreed that such portion of the Bank Loan be payable interest and then principal only from operating receipts from "Triumph of the Spirit" which was acquired by Epic pursuant to the Acquisition Agreement.


4)   LIQUIDITY AND CAPITAL RESOURCES

     In the past, the Company's overhead had been funded by an ongoing arrangement with its bank. The bank has indicated that it will no longer fund the Company's ongoing overhead. At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $28,642 as of July 31, 1995. Accordingly, the Company has reduced its overhead.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     During the fiscal quarter ended July 31, 1995, the Company incurred a net loss of $84,640 as compared to a net loss of $63,036 for the quarter ended July 31, 1994. For the nine months ended July 31, 1995, the Company incurred a net loss of $245,270 as compared to a net loss of $172,682 for the comparable fiscal 1994 period. This increase in net loss is primarily due to higher interest expense associated with existing debt levels.

LIQUIDITY AND CAPITAL RESOURCES

     In the past, the Company's overhead has been funded by an ongoing arrangement with its bank. The bank has indicated that it will no longer fund the Company's ongoing overhead. At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $28,642 as of July 31, 1995. Accordingly, the Company has reduced its overhead.

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included herein), the Company has no current business operations and has begun and will continue to seek another business opportunity which may or may not be in the film industry. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

                   PART II  -  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

          None.

Item 2.  CHANGES IN SECURITIES.

          None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

          See Notes to Financial Statements included elsewhere herein.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None.

Item 5.  OTHER INFORMATION.

          None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

          There are no exhibits applicable to this Form 10-Q.

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the quarter for which this report is filed:

          None.

                            SIGNATURES


     In  accordance  with   the  requirements  of  the  Exchange  Act,  the
Registrant  caused  this  report   to  be  signed  on  its  behalf  by  the
undersigned, thereunto duly authorized.



                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)



Dated:SEPTEMBER 6, 1995            By:/S/WILLIAM RIFKIN
                                   William Rifkin,
                                   Chairman of the Board
                                   (Principal Executive Officer)



Dated:SEPTEMBER 6, 1995            By:/S/WILLIAM RIFKIN
                                   William Rifkin, Principal
                                   Financial Officer