Form 10-K
period 1995-10-31
NOVA INTERNATIONAL FILMS INC
filed 1996-02-15
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                          FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended OCTOBER 31, 1995

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

   Securities registered pursuant to Section 12(b) of the Act:  NONE

   Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]  (NOT APPLICABLE)

As of January 23, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (15,083,000 shares) was approximately $82,957 (based upon the average bid and asked prices of such stock on January 23, 1996). The number of shares outstanding of the Common Stock ($.00001 par value) of the Registrant as of the close of business on January 23, 1996 was 73,583,000.

              Documents Incorporated by Reference:  None

                              PART I

ITEM 1.  BUSINESS.

     (a)  General development of business.

     Nova International Films, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware on November 27, 1984. The Company was principally engaged in the business of developing, financing and producing motion pictures (sometimes herein "film(s)") for distribution.

     On January 2, 1986, the Company completed an initial public offering and raised gross proceeds of $1 million.

     During fiscal 1990, the Company was able to complete and release two films it placed into production in fiscal 1989. These films were entitled "Triumph of the Spirit" and "Firebirds". Additionally, in January 1990, the Company acquired from Epic Productions, Inc. ("Epic") all of the issued and outstanding capital stock of Byzantine Fire, Inc. which at the time owned the rights to the completed film property "Why Me?". This film was also released during fiscal year 1990. Other than the foregoing, the Company has not been involved in the release of any other films.

    The Company also had previously entered into an agreement in principle with Epic, whereby the Company had the option, should Epic produce, to co-produce a motion picture entitled "Carlito's Way" (the "Carlito's Way Rights").

    The Company also had the contractual right (the "Van Damme Rights") to engage Jean Claude Van Damme as the lead actor in a motion picture subject to meeting certain terms and conditions set forth in an agreement between the parties.

    These two film rights, together with the three films described above, represented as of March 1993 all of the Company's interests in various film properties.

    Pursuant to an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic, the Company on May 12, 1993 (the "Closing") sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc., a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation; (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?", (iii) the Carlito's Way Rights and (iv) the Van Damme Rights. See
Part III, Item 13.

    As a result of the foregoing, the Company has no current business operations and has begun and will continue to seek another business opportunity which may or may not be in the film industry. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

    In addition, as a result of other transactions described in Part III,
Item 13(a), the Company has eliminated its bank indebtedness.

    (b)    Financial information about industry segments.

    The Company, which has no current business operations, was engaged solely in the film industry. There are no separate industry segments in connection with the business of the Company. For financial information, reference is made to the financial statements included elsewhere herein.

    (c)    Narrative description of business.

    The Company was principally engaged in the business of developing, financing and producing motion pictures for distribution.

    The Company was involved in various phases of exploration, acquisition, and development of properties with the primary intention of producing theatrical motion pictures. From this development process, the Company was able to complete and release during fiscal 1990 the two films it placed into production in fiscal 1989. These films were entitled "Triumph of the Spirit" and "Firebirds". Additionally, as more fully described in Part I,
Item 1(a), the Company acquired in January 1990 all of the issued and outstanding capital stock of Byzantine which at the time owned the rights to the completed film property "Why Me?". This film was also released
during fiscal year 1990.   See Part I, Item 1(a), however, for information
on the sale of all of the Company's film properties. As a result, the Company has no current business operations.

MOTION PICTURE INDUSTRY OVERVIEW

    The procedures and practices described in the following generalized discussion are intended only to provide a background against which the previous business of the Company may be evaluated. There can be no assurance that the procedures and practices described in the following generalized discussion has applied (or will ever apply) in any particular instances to the business of the Company.

    PRODUCTION

    The process by which an idea or a story becomes a finished motion picture includes several distinct steps, which are described in chronological sequence below. The "producer" is primarily responsible for the execution and implementation of this process.

    First, a producer acquires the rights to an existing literary property, e.g., a novel, play or short story, or the producer commissions the preparation of a story outline based on an original concept or idea. Next, the producer, with his own funds or funds obtained from others, finances the first draft of a screenplay based on the literary material and also finances any additions, revisions or redrafts that may be required. After a screenplay has been prepared, the producer options or otherwise assembles the director, principal actors and other key creative personnel, and prepares a budget. This phase of making a film is known as "development".

    Once the project is fully developed, and if not already arranged, the producer must provide or locate financing. The number and combination of financing sources and vehicles is limited only by the imagination.

    Once the financing has been arranged or committed, the project is ready for "pre-production". During the following approximately three months, locations are secured, casting is completed and the shooting schedule is planned. Next, the principal photography, or the actual "shooting" of the motion picture is commenced. Principal photography is usually ten to twelve weeks in duration.

    During the "post-production" phase, the film is edited, music and special effects are added, and the sound-track and film are synchronized to produce the master negative from which the prints for the theater projection are made. The post-production phase may take from four to eight months.

    DISTRIBUTION

    Arrangements for the distribution of a motion picture vary greatly. Typically, a motion picture will be released to theaters in the United States and Canada for exhibition first - the "domestic" theatrical market; usually, thereafter, the film is distributed abroad - the "foreign" market. Following domestic and foreign exhibition of a film, the motion picture is distributed further by release of video cassettes, by exhibition on pay television (principally cable and subscription TV), by release to non-theatrical markets (including airlines, ships and schools) and then by exhibition on network and/or syndicated television. Depending upon the actual film product, it is sometimes necessary to alter the foregoing steps in distributing a film.

    The revenues available from these markets, the time of the receipt of revenues and the relative importance of the various markets have changed dramatically in recent years with the growth of pay television and home video and the increased demand for projects created by and for these markets.

     The profits of an enterprise involved in the motion picture industry are greatly dependent upon public taste, which is both unpredictable and susceptible to change without warning or explanation. As a result, it is impossible to predict accurately the success or failure of a motion picture. The success of a project may also be significantly affected by the popularity of other motion pictures then being distributed.

     Moreover, significant problems are often encountered during the production of a motion picture which cannot be reliably ascertained in advance and which are beyond the control of the entities involved. Such problems may include cost overruns, labor problems, delays or inabilities to obtain supplies, props or costumes, equipment breakdowns, injury, illness or death to cast members or the director and weather delays. Accordingly, no assurances can be made that a project will ever be completed, or if completed, that it can be done so in a timely manner. As a result, enterprises involved in the motion picture industry may, therefore, experience delays in generating revenues, if any. In addition, even if a project is completed, any problem encountered during the production of a motion picture may add to the costs of the project which could significantly affect a project's chances of achieving financial success.

EMPLOYEES

     Other than its two officers, the Company currently has no employees.

COMPETITION

     Competition in the motion picture industry is intense. Many companies compete to obtain the literary properties, creative personnel, talent, production personnel and financing which are essential to the motion picture industry. Many of such companies are organizations of substantially larger size and capacity, with far greater financial and personal resources and longer operating history and may, therefore, be better able to acquire properties, personnel and financing.

     In connection with its search for another business opportunity, the Company will remain an insignificant participant among firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

    (d) Financial information about foreign and domestic operations and export sales.

    See the financial statements included elsewhere herein.

ITEM 2.    PROPERTIES.

    The Company maintains its offices on a rent-free month-to-month basis in office space provided by one of its officers. The office is located at 501 S.E. Columbia Shores Boulevard, Suite 350, Vancouver, Washington 98661.

ITEM 3.   LEGAL PROCEEDINGS.

    The Company has been named co-defendant in a lawsuit commenced by an individual alleging breach of an oral agreement regarding the rights to "Triumph of the Spirit". The claim is for damages in excess of $20 million. Such action was commenced in September 1990 and was dismissed by the Superior Court for the State of California for the County of Los Angeles. This dismissal has been appealed and is currently pending. The Company believes the suit is without merit and is accordingly defending its position. The lawsuit is covered by an errors and omissions insurance policy up to $5 million. The deductible portion of the policy totaling $25,000 was paid in fiscal 1990. Management believes that there will be no further material adverse effect on the financial position or results of operations of the Company from this lawsuit. In addition, see Part III,
Item 13 for information on the indemnification to be provided by Epic.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

    (a) The Company's Common Stock is traded in the over-the-counter market and is listed on the OTC Bulletin Board and quoted in the "pink sheets" promulgated by the National Quotation Bureau, Incorporated. To date, there has been only sporadic trading of the Company's Common Stock. The high and low bid quotations for the Company's Common Stock tabulated below represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                           Bid Prices

                                          High     Low
Period
Fiscal Year Ended October 31, 1994:

  Nov. 1, 1993 to Jan. 31, 1994           $.01     $.01
  Feb. 1, 1994 to April 30, 1994          $.01     $.001
  May 1, 1994 to July 31, 1994            $.01     $.001
  Aug. 1, 1994 to Oct. 31, 1994           $.01     $.001

Fiscal Year Ended October 31, 1995:

  Nov. 1, 1994 to Jan. 31, 1995           $.01     $.001
  Feb. 1, 1995 to April 30, 1995          $.01     $.001
  May 1, 1995 to July 31, 1995            $.01     $.001
  Aug. 1, 1995 to Oct. 31, 1995           $.01     $.001

    (b) As of January 23, 1996, there were approximately 625 record holders of the Company's Common Stock.

    (c) No dividends have been declared or paid on the Company's Common Stock since inception. The Company presently intends to retain earnings, if ever achieved, for use in its business and, therefore, there is no assurance when, or if ever, dividends may be paid.

ITEM 6.   SELECTED FINANCIAL DATA.

    The selected financial data presented below is derived from the Company's financial statements and should be read in conjunction with such statements and related notes included elsewhere herein.

                            Fiscal year ended October 31:

                            1995         1994       1993
Net Revenues (Negative)     $     -      $     -    $   (12,547)
Operating (Loss)               (17,329)   (16,075)     (660,390)
Net (Loss)                     (16,512)   (247,111)  (1,259,975)
Net (Loss) per Share            (.0002)     (.0034)      (.0171)
Total Assets                    24,400      42,002       56,277
Long Term Debt               3,375,119    3,375,119   3,148,814

                            Fiscal year ended October 31:

                            1992          1991
Net Revenues (Negative)     $   214,070   $ 3,843,994
Operating (Loss)               (147,477)   (1,488,072)
Net (Loss)                     (767,879)   (2,341,697)
Net (Loss) per Share             (.0104)       (.0318)
Total Assets                   3,443,411    4,896,767
Long Term Debt                 8,852,277    8,321,528

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     During the fiscal year ended October 31, 1995, the Company incurred a net loss of $16,512 as compared to a net loss of $247,111 for the year ended October 31, 1994. This decrease in net loss of $230,599 is principally due to no interest being accrued for fiscal 1995 on the $3 million Nonrecourse Obligations (defined in Part III, Item 13(a)) which was assigned to and assumed by Epic as of November 30, 1995. As a result of the foregoing, the Company has eliminated its bank indebtedness.

     During the fiscal year ended October 31, 1995, interest expense was zero as compared to $231,309 for fiscal 1994. This is also due to no interest being accrued for fiscal 1995 on the Nonrecourse Obligations.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $23,619 as of October 31, 1995. Accordingly, the Company has significantly reduced its overhead.

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and has begun and will continue to seek another business opportunity which may or may not be in the film industry. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Part IV, Item 14 for the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Identification of Directors.

     Set forth below are the present directors of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any arrangements or understandings between any of the directors and other persons pursuant to which he was selected as a director. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

                           PRESENT POSITIONS
NAME                AGE       AND OFFICES           DIRECTOR SINCE
William Rifkin      75     Chairman of the Board,   December 1984
                           Secretary and Director

Martin Rifkin       34     President, Treasurer     April 1985
                           and Director

     (b)  Identification of Executive Officers.

     Set forth below are the present executive officers of the Company. Note that there are no other persons who have been chosen to become executive officers nor are there any arrangements or understandings between any of the executive officers and other persons pursuant to which he was selected as an officer. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.


NAME                     AGE            OFFICES
William Rifkin           75             Chairman  of  the  Board,
                                        Secretary and Director

Martin Rifkin            34             President, Treasurer and
                                        Director

     (c)  Identification of Certain Significant Employees.

     None

     (d)  Family Relationships.

     Martin Rifkin, President, Treasurer and a Director of the Company, is the son of William Rifkin, Chairman of the Board, Secretary and a Director of the Company.

     (e)  Business Experience.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

     WILLIAM RIFKIN is the Chairman of the Board, Secretary and a Director of the Company. From 1985 through 1991, Mr. Rifkin was a Director of Memory Sciences Corporation, a public company involved in the computer industry, and was its Treasurer from April 1987 to January 1990. Since 1984, he has also been President and a director of Profit Merchandising Corp., a public company engaged in the distribution of weatherstripping products. Mr. Rifkin is the father of Martin Rifkin.

     MARTIN RIFKIN is the Company's President, Treasurer and a Director. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now Incorporated, a public company which manufactures and markets nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. (see biography of William Rifkin above) since September 1983 and Vice President since June 1985. Since February 1994, Mr. Rifkin has also been President, Secretary and Treasurer and sole Director of NW Venture Corp. Martin Rifkin is the son of William Rifkin.

     (f)  Involvement in Certain Legal Proceedings.

     None

     (g)  Promoters and Control Persons.

     None

ITEM 11.  EXECUTIVE COMPENSATION.

     (a)  Cash Compensation.

     For the fiscal year ended October 31, 1995, none of the Company's executive officers received compensation from the Company.

     (b)  Compensation Pursuant to Plans.

     None

     (c)  Other Compensation.

     None

     (d)  Compensation of Directors.

     Since inception, no director has received any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

     (e)  Termination of Employment and Change of Control Arrangements.

     None

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of January 23, 1996, certain information as to those persons known to the Company to be beneficial owners of more than five (5%) percent of the common stock of the Company:

                              Amount and Nature
                              OF BENEFICIAL OWNERSHIP
                                                             Percent
                       Nature of                             of
NAME AND ADDRESS       OWNERSHIP            AMOUNT           CLASS
William Rifkin         Record and           53,050,000(1)    72.1%
501 S.E. Columbia      Beneficial
 Shores Blvd.
Vancouver, WA

Martin Rifkin          Record and            5,450,000(2)     7.4%
501 S.E. Columbia      Beneficial
 Shores Blvd.
Vancouver, WA

(1) Includes 2,000,000 shares owned of record by the wife of William Rifkin, which shares may be deemed to be beneficially owned by him.

(2) Includes 850,000 shares owned of record by the wife of Martin Rifkin, which shares may be deemed to be beneficially owned by him, and 150,000 shares held by Martin Rifkin as custodian for his daughter under the Uniform Gifts to Minors Act.

     (b)  Security Ownership of Management.

     The following table sets forth, as of January 23, 1996, certain information concerning the number of shares of Common Stock of the Company owned by all of the directors of the Company and by all of the directors and officers as a group:

                              Amount and Nature
                              OF BENEFICIAL OWNERSHIP
                                                          Percent
                         Nature of                        of
NAME AND ADDRESS         OWNERSHIP      AMOUNT            CLASS
William Rifkin           Record and     53,050,000(1)     72.1%
501 S.E. Columbia        Beneficial
 Shores Blvd.
Vancouver, WA

Martin Rifkin            Record and      5,450,000(2)      7.4%
501 S.E. Columbia        Beneficial
 Shores Blvd.
Vancouver, WA

All Officers and         Record and     58,500,000(1)(2)  79.5%
Directors as a Group     Beneficial
(consisting of
2 persons)

(1) Includes 2,000,000 shares owned of record by the wife of William Rifkin, which shares may be deemed to be beneficially owned by him.

(2) Includes 850,000 shares owned of record by the wife of Martin Rifkin, which shares may be deemed to be beneficially owned by him, and 150,000 shares held by Martin Rifkin as custodian for his daughter under the Uniform Gifts to Minors Act.

     (c)  Changes in Control.

     See Part III, Item 13(a) for information on the transfer of 40,000,000 shares of Common Stock by Epic to William Rifkin.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a)  Transactions with Management and Others.

     Prior to December 27, 1995, Epic Productions, Inc. ("Epic") owned 40,000,000 shares of Common Stock of the Company which represented approximately 54% of the outstanding shares of the Company's Common Stock. On December 27, 1995, Epic sold all of such shares to William Rifkin. As a result, Epic is no longer a stockholder of the Company.

     Pursuant to an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic, the Company on May 12, 1993 (the "Closing") sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc., a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?" (sometimes collectively herein the "Completed Films"), (iii) the Carlito's Way Rights (as defined in Part I, Item 1(a)) and (iv) the Van Damme Rights (as defined in Part I, Item 1(a)).

     In connection with the financing of the film "Triumph of the Spirit", the Company was unable to pay to Credit Lyonnais Bank Nederland N.V. (the "Bank") the note payable (the "Bank Loan") incurred to finance such film at its original maturity date of March 31, 1991. As of April 30, 1993, such indebtedness totalled $9,188,864. The Company was able to negotiate an extension of the maturity date of this note until September 30, 1991, but since then the Company has been in default of its obligation.

     Pursuant to the Acquisition Agreement, at Closing, (a) the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of the Subsidiary Corporations, (ii) the Completed Films, (iii) the Carlito's Way Rights and (iv) the Van Damme Rights, and in exchange therefor, (b) Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired a substantial portion of the Bank Loan from the Bank as described below and modified the loan arrangements thereunder plus other indebtedness due Epic from the Company.

     At Closing, Epic acquired all but $3 million of the indebtedness under the Bank Loan from the Bank and modified the payment terms of the Bank Loan assigned to it and other indebtedness of the Company to Epic (which other indebtedness was $983,069 as of April 30, 1993). All of such indebtedness acquired by Epic is hereinafter referred to as the "Primary Obligations". The terms of such modification were as follows: (i) principal shall be due and payable 18 years from Closing, and (ii) interest shall be 6% per annum payable within 45 days following the close of each fiscal year of the Company, payable in arrears commencing October 31, 1993, not to exceed 20% of the net profits of the Company during the applicable year.

     On October 29, 1993, the Company and Epic entered into an agreement whereby Epic assigned and contributed to the capital of the Company the indebtedness described above as the Primary Obligations of the Company to Epic of $7,171,933 plus accrued and unpaid interest of $201,600.

     As indicated above, $3 million of indebtedness under the Bank Loan was not acquired by Epic. In connection therewith, the Bank, Epic and the Company entered into an agreement at Closing which provided that such portion of the Bank Loan (the "Nonrecourse Obligations") be nonrecourse to the Company and payable interest and then principal only from operating receipts from "Triumph of the Spirit"which was acquired by Epic pursuant to the Acquisition Agreement.

     As of November 30, 1995, the Company assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon.

     Each of the Company and Epic have agreed to indemnify the other in respect of any claims, demands and losses (collectively, "Losses") that may be asserted against, imposed upon and incurred by the other resulting from the breach of any representations, warranties and obligations of the other as contained in the Acquisition Agreement. In addition, Epic has agreed to indemnify the Company for any Losses that arise out of or in any way are connected to or result from the assets being acquired by Epic or any of the Subsidiary Corporations, including without limitation, any claims arising under or with respect to the business, operations and assets of each of the Subsidiary Corporations. Excluded from the foregoing indemnity shall be Losses attributable to fraud or willful misconduct. Also, the Company has agreed to defend and hold Epic harmless against and in respect of any and all liabilities and costs attributable to the litigation which is being assumed by Epic described in the Acquisition Agreement, but only to the extent such liabilities and costs are covered by applicable insurance.

     (b)  Certain Business Relationships.

     See Item 13(a) above.

     (c)  Indebtedness of Management.

     None

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a)  (1)  and  (2)   Financial  Statements  and  Financial   Statement
Schedules

     The financial statements and schedules hereinafter listed are annexed hereto and filed as part of this annual report:

                                                             PAGE
Introductory Comment                                         17
Balance Sheets                                               18
Statements of Operations                                     19
Statements of Cash Flows                                     20
Statements of Stockholders' Equity (Deficit)                 21
Notes to Financial Statements                                23

          (3)  EXHIBITS

     3.1 Certificate of Incorporation of Registrant with filing receipt(1)
     3.2 Certificate of Amendment of Certificate of Incorporation with filing receipt (filed November 17, 1989)(1)
     3.3  By-Laws of Registrant(1)
     4.1  Specimen of Common Stock Certificate of Registrant(1)
     4.2  Promissory Note in the principal amount of $7,171,933(1)
     4.3  Promissory Note in the principal amount of $3,000,000(1)
     10.1 Loan Agreement and Security Assignment (for the film
          "Triumph of the Spirit")(1)
     27.1 Financial Data Schedule
     99.1 Acquisition Agreement dated as of March 3, 1993 by and between Nova International Films, Inc. and Epic Productions, Inc.(1)
     99.2 Amendment to Loan Agreement and Security Assignment dated as of May 12, 1993 by and between Credit Lyonnais Bank Nederland, N.V., Nova International Films, Inc. and Epic Productions, Inc.(1)
     99.3 Amendment to Loan Agreement dated as of May 12, 1993 by and between Epic Productions, Inc. and Nova International Films, Inc.(1)
     99.4 Assignment Agreement/Contribution to Capital dated October 29,
          1993(1)
     99.5 Letter Agreement dated November 30, 1995 (re: Nonrecourse
          Obligations)


(1)  Previously filed and incorporated herein by reference.

     (b)  Reports on Form 8-K

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None

     (c)  Exhibits

     See Item 14(a)(3) above.

     (d)  See list of financial statements and
          schedules under Item 14(a)(1) and (2) above.

                  NOVA INTERNATIONAL FILMS, INC.

                         OCTOBER 31, 1995


     The financial information for the fiscal year ended October 31, 1995 is unaudited. However, in the opinion of management the accompanying Balance Sheet of Nova International Films, Inc. as of October 31, 1995 and 1994, and the related Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for the periods ended October 31, 1995, 1994, and 1993, present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 1995 and 1994, and the results of operations, cash flows and its stockholders' equity (deficit) for the periods ended October 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses in each of the last three fiscal years which have severely depleted its working capital and have raised doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                       October 31,    October 31,
                                          1995          1994
ASSETS

Cash                                   $   23,619     $     38,967
Furniture and equipment
 at cost, less
 accumulated depreciation                     781            3,035

  Total assets                         $   24,400     $     42,002


LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and accrued
 expenses                              $      5,936   $      7,026
Debt                                      3,375,119      3,375,119

  Total liabilities                    $  3,381,055   $  3,382,145

COMMITMENTS AND CONTINGENCIES                 -              -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value;
 100,000,000 shares authorized,
 73,583,000 shares issued
 and outstanding, respectively.        $        736   $        736
Additional paid-in capital                8,197,260      8,197,260
Accumulated deficit                     (11,554,651)   (11,538,139)

  Total stockholders' equity
  (deficit)                            $ (3,356,655)  $ (3,340,143)

  Total liabilities and
  stockholders' equity (deficit)       $     24,400   $     42,002


 The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                          For the Year   For the Year   For the Year
                          Nov. 1, 1994   Nov. 1, 1993   Nov. 1, 1992
                            Through        Through        Through
                          Oct. 31, 1995  Oct. 31, 1994  Oct. 31, 1993
REVENUES:
 Domestic theatrical      $      -       $      -       $       -
 Domestic home video             -              -           (71,301)
 Domestic pay tv                 -              -            32,790
 Foreign                         -              -               -
 Other                           -              -            25,964
                                 -              -           (12,547)
COST AND EXPENSES:
 Film costs                      -              -           582,990
 Selling, general
 and admin.                   15,075         11,105          56,271
 Depreciation and
  amortization                 2,254          4,970           8,582
                              17,329         16,075         647,843
  OPERATING LOSS             (17,329)       (16,075)       (660,390)

OTHER INCOME:
 Interest income                 817            273           1,100
                             (16,512)           273           1,100

OTHER EXPENSES:
 Interest expense                -          231,309         600,685
                                 -          231,309         600,685

LOSS BEFORE PROVISION
 FOR INCOME TAXES            (16,512)      (247,111)     (1,259,975)
PROVISION FOR INCOME
 TAXES                           -              -              -
NET LOSS                    ($16,512)     $(247,111)    ($1,259,975)

Net loss per share          ($0.0002)      ($0.0034)       ($0.0171)
Average no. of
 shares outstanding       73,583,000     73,583,000      73,583,000



   The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                          For the Year   For the Year   For the Year
                          Nov. 1, 1994   Nov. 1, 1993   Nov. 1, 1992
                            Through        Through        Through
                          Oct. 31, 1995  Oct. 31, 1994  Oct. 31, 1993
Cash flows from
operating activities:
 Net loss                 $ (16,512)     $(247,111)     ($1,259,975)
 Adjustments to
 reconcile net loss
 to net cash provided
 by operating
 activities:
  Amortization of
  film costs                    -              -            582,990
  Depreciation and
  amortization                2,254          4,970            8,582
  Net changes in assets
  and liabilities:
   Cash - restricted            -              -                -
   Accounts receivable          -              -              1,533
   Accounts payable          (1,090)         1,531         (352,158)
   Due to shareholder           -              -            942,665
   Deferred revenue             -              -           (215,000)
    Total adjustments         1,164          6,501          968,612
    Net cash provided
    (used) by operating
    activities              (15,348)      (240,610)        (291,363)
Cash flows from
investing activities:
 Increase in film costs         -              -           (441,858)
  Net cash provided
  (used) in investing
  activities                    -              -           (441,858)
Cash flows from financing
activities:
  Net proceeds from sale
  of assets and
  restructuring of debt         -              -             50,000
  Net proceeds from debt
  financing                     -          231,305          705,117
  Net reduction of debt
  from repayments               -              -                -
  Net cash provided (used)
  by financing activities       -          231,305          755,117

  Net (decrease)
  increase in cash          (15,348)        (9,305)          21,896
  Cash at beginning
  of period                  38,967         48,272           26,376
  Cash at end of period     $23,619        $38,967          $48,272

Supplementary schedule
of non-cash financing
activities:

  Assignment and
  contribution of debt
  to additional
  paid-in capital               -              -        $ 7,373,533


    The accompanying notes are an integral part of these statements.

                     NOVA INTERNATIONAL FILMS, INC.
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)

                                 Common Stock
                                 $00001 Par Value
                                 No.                  Additional
                                 of                   Paid-in
                                Shares      Amount    Capital
Balance at October 31, 1992     73,583,000   $736     $ 1,805,727

Effect of Acquisition
 with Epic                                               (982,000)
Epic's assignment and
 contribution  of debt
 to capital                                             7,373,533

Net Loss from 11/1/92
thru 10/31/93
Balance at October 31, 1993     73,583,000    736       8,197,260

Net Loss from 11/1/93
thru 10/31/94
Balance at October 31, 1994     73,583,000    736       8,197,260

Net Loss From 11/1/94
thru 10/31/95

                                73,583,000   $736     $ 8,197,260


The accompanying notes are an integral part of these statements.

                     NOVA INTERNATIONAL FILMS, INC.
        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              (Unaudited)
           YEARS ENDED OCTOBER 31, 1992, 1993, 1994 AND 1995


                                       Accumulated
                                       Deficit        Total
Balance at October 31, 1992            $(10,031,053)  $ (8,224,590)

Effect of Acquisition with Epic                           (982,000)
Epic's assignment and
 contribution of debt
 to capital                                              7,373,533

Net Loss from 11/1/92
 thru 10/31/93                           (1,259,975)    (1,259,975)
Balance at October 31, 1993             (11,291,028)    (3,093,032)

Net Loss from 11/1/93
 thru 10/31/94                             (247,111)      (247,111)
Balance at October 31, 1994             (11,538,139)    (3,340,143)

Net Loss From 11/1/94
thru 10/31/95                               (16,512)       (16,512)

                                       $(11,554,651)  $ (3,356,655)


  The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         October 31, 1995

1)  Nature of Business and Organization

Nova International Films, Inc. (the Company) was incorporated on November 27, 1984 in the State of Delaware. The Company was formed for the purpose of financing and producing motion pictures for distribution in the theatrical, home video and pay and free television markets throughout the world.

    a.  Issuance of Common Stock

     On  January  2,  1986,  the  Company   completed  a  public  offering,
whereby ten million (10,000,000) units were sold at $.10 per unit, each unit consisting of one (1) share of Common Stock, $.00001 par value, and one (1) Redeemable Common Stock Purchase Warrant.
These warrants have now lapsed.

    b.  Disposition of Assets

     On May 12, 1993 (the "Closing"), the stockholders of the
Company approved an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic Productions, Inc. ("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine, Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why
Me?", (sometimes collectively herein the "Completed Films");
and (iii) the Company's rights related to the film project
"Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #5 "Debt" and modified the loan arrangements thereafter plus other indebtedness due Epic from the Company.

2)  General

As noted elsewhere, the financial statements for the years ended October 31, 1995, 1994 and 1993 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         October 31, 1995

3)  Summary of Significant Accounting Policies

    a.  Financial Statement Presentation

    In accordance with the provisions of Statement of Financial
Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

    b.  Film Costs

       Film costs, including related interest and production overhead, are capitalized as incurred. Film costs also include costs associated with film promotion and distribution.
The individual film forecast method is used to amortize film costs based upon the revenue recognized in proportion to management's estimate of ultimate revenues to be received. Estimated future revenues are reviewed periodically by management and revised when appropriate. Profit participation, if any, are accrued in the same manner. Unamortized film costs are compared with net realizable values on a film-by-film basis and losses are provided when appropriate.

    c.  Revenue Recognition

     Film rental revenues are recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 53. Revenues from theatrical distribution of films in the United States and Canada are recognized on the dates of exhibition. Revenues from foreign, home video, television and pay television license agreements are recognized when the license period begins and the film is available for release pursuant to the terms of the license agreement between the distributor and the sub-distributor. Amounts received from the distributor prior to the availability of the films are recorded as deferred revenue. Once completed, a typical theatrical film will generally be made available for license as follows:

                            Months After
    Market place           Initial Release         Period

    Domestic theatrical                            6 months
    All foreign markets                            2 to 5 years
    Domestic home video    6 months                6 months
    Domestic cable/pay
     television            12 to 18 months         1 to 2 years
    Domestic syndication
     television            30 to 60 months         5 to 7 years

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         October 31, 1995

    d.  Depreciation and Amortization

    Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.

    e.  Per Share Amounts

    Per share amounts are based on the weighted average number of shares outstanding during the period.

4)  Furniture and Equipment

The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:

                                   October 31,   October 31,
                                      1994          1995
Office/Computer Equipment          $38,153       $38,153
Telephone Equipment                 10,934        10,934
Furniture & Equipment
 at cost                            49,087        49,087
Accumulated Depreciation            46,052        48,306
                                   $ 3,035       $   781

5) Debt

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

Upon the Closing of the Acquisition Agreement, Epic acquired the Bank Loan from the Bank and modified the payment terms of the Bank Loan assigned to it and other indebtedness of the Company to Epic. In October 1993, Epic assigned and contributed to the capital of the Company all of such indebtedness of the Company to Epic plus accrued and unpaid interest. In addition, at the Closing, $3 million of indebtedness (plus interest thereon) under the Bank Loan was not acquired by Epic, pursuant to which the Bank, Epic and the Company agreed that such portion of the Bank Loan (The "Nonrecourse Obligations") be payable interest and then principal only from operating receipts from "Triumph of the Spirit" which was acquired by Epic pursuant to the Acquisition Agreement.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         October 31, 1995


As of November 30, 1995, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Year Ended October 31, 1995.

7)  Commitments and Contingencies

The Company has been named co-defendant in a lawsuit commenced by an individual alleging breach of an oral agreement regarding the rights to "Triumph of the Spirit." The claim is for damages in excess of $20 million. Such action was dismissed by the jurisdictional court. This dismissal has been appealed and is currently pending. The Company believes the suit is without merit and is accordingly defending its position. The lawsuit is covered by an errors and omissions insurance policy up to $5 million. The deductible portion of the policy totaling $25,000 was paid in fiscal 1990. Management believes that there will be no further material adverse effect on the financial position or results of operations of the Company from this lawsuit. In addition, pursuant to the acquisition agreement, Epic has agreed to indemnify the Company for any losses arising out of the assets acquired thereunder by Epic.

8)  Amortization of Film Costs

Unamortized film costs are compared with net realizable values on a film-by-film basis and losses are provided for when appropriate. On the accompanying statements of operations, film costs for the year ended October 31, 1993 include a provision of $582,990 to state films at their net realizable values.

9)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $23,619 as of October 31, 1995. Accordingly, the Company has significantly reduced its overhead.

                            SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NOVA INTERNATIONAL FILMS, INC.


                              By:/S/MARTIN RIFKIN
                                 Martin Rifkin, President


                              Date:JANUARY 29, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                             DATE

/S/WILLIAM RIFKIN        Chairman of the Board,            1/29/96
William Rifkin           Secretary and Director
                         (Principal Executive Officer
                         and Principal Financial Officer)



/S/MARTIN RIFKIN         President, Treasurer              1/29/96
Martin Rifkin            and Director

SUPPLEMENTAL INFORMATION  TO  BE  FURNISHED  WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     No annual report covering the Registrant's last fiscal year or proxy material has been sent to security holders of the Registrant.

                                   Commission File No. 2-98997-NY









                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549





                             EXHIBITS

                            filed with

                           ANNUAL REPORT

                           ON FORM 10-K

                             FOR THE

                FISCAL YEAR ENDED OCTOBER 31, 1995






                  NOVA INTERNATIONAL FILMS, INC.


INDEX TO EXHIBITS


                                                       PAGE
3.1 Certificate of Incorporation of Registrant with filing receipt(1)

3.2  Certificate of Amendment of Certificate
     of Incorporation with filing receipt
     (filed November 17, 1989)(2)

3.3  By-Laws of Registrant(1)

4.1  Specimen of Common Stock Certificate
     of Registrant(1)

4.2  Promissory Note in the principal amount
     of $7,171,933(3)

4.3  Promissory Note in the principal amount
     of $3,000,000(3)

10.1 Loan Agreement and Security Assignment
     (for the film "Triumph of the Spirit")(4)

27.1 Financial Data Schedule

99.1 Acquisition Agreement dated as of March 3,
     1993 by and between Nova International
     Films, Inc. and Epic Productions, Inc.(3)

99.2 Amendment to Loan Agreement and Security
     Assignment dated as of May 12, 1993 by
     and between Credit Lyonnais Bank Nederland,
     N.V., Nova International Films, Inc. and
     Epic Productions, Inc.(3)

99.3 Amendment to Loan Agreement dated as of May 12, 1993 by and between Epic Productions,
     Inc. and Nova International Films, Inc.(3)

99.4 Assignment Agreement/Contribution to Capital dated October 29, 1993(5)

99.5 Letter Agreement dated November 30, 1995
     (re: Nonrecourse Obligations)


(1)  Incorporated  herein  by  reference  from  Registrant's   Registration
Statement on Form S-18, effective November 12, 1985.

(2) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

(3) Incorporated herein by reference from Registrant's Current Report on Form 8-K (dated: May 12, 1993).

(4) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

(5) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.