Form 10-Q
period 1996-01-31
NOVA INTERNATIONAL FILMS INC
filed 1996-03-19
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                          FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JANUARY 31, 1996

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

   Common, $.00001 par value per share: 73,583,000 outstanding  as  of March 1,
1996

                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                   Period Ended January 31, 1996


          Item                                         Page
Item 1 - Financial Statements

     Balance Sheets                                       3

     Statements of Operations                             4

     Statements of Cash Flows                             5

     Notes to Financial Statements                      6-9

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations       10

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                          JANUARY 31,   OCTOBER 31,
                                             1996          1995
ASSETS

Cash                                      $     21,466  $     23,619
Furniture and equipment at cost, less
  accumulated depreciation                         684           781

  Total assets                            $     22,150  $     24,400


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and accrued expenses     $      5,000   $      5,936
Debt                                                -       3,375,119

  Total liabilities                       $      5,000   $  3,381,055

COMMITMENTS AND CONTINGENCIES                       -              -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value;
  100,000,000 shares authorized,
  73,583,000 shares issued
  and outstanding, respectively.          $        736   $        736
Additional paid-in capital                   8,197,260      8,197,260
Accumulated deficit                         (8,180,846)   (11,554,651)

  Total stockholders' equity (deficit)    $     17,150   $ (3,356,655)

  Total liabilities and stockholders'
    equity (deficit)                      $     22,150   $     24,400

        The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          For the          For the
                                        Quarter Ended    Quarter Ended
                                        Jan. 31, 1996    Jan. 31, 1995
REVENUES                                $         -      $         -

COSTS AND EXPENSES:
 General and administrative                     1,340            4,455
 Depreciation and amortization                     97              564
                                                1,437            5,019
  OPERATING LOSS                               (1,437)          (5,019)
OTHER INCOME:
 Interest income                                  123              250
                                                  123              250
OTHER EXPENSES:
 Interest expense                                  -            75,745
                                                   -            75,745
LOSS BEFORE PROVISION FOR
 INCOME TAXES                                  (1,314)         (80,514)
PROVISION FOR INCOME TAXES                         -                -
NET LOSS BEFORE                                                (80,514)
 EXTRAORDINARY INCOME                          (1,314)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                        3,375,119               -

NET INCOME (LOSS)                       $   3,373,805     $    (80,514)

Net (Income loss) per share             $      .04585     $    (0.0011)

Average no. of shares outstanding          73,583,000     $ 73,583,000

         The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)



                                          For the          For the
                                        Quarter Ended    Quarter Ended
                                        Jan. 31, 1996    Jan. 31, 1995
Cash flows from operating activities:
  Net loss                              $    (1,314)    $   (80,514)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                 97             564
  Net changes in assets and
   liabilities:
   Accounts payable                            (936)            (26)
    Total adjustments                          (839)            538
    Net cash provided (used) by
     operating activities                     2,153         (79,976)

Cash flows from financing activities:
  Net proceeds from debt financing               -           75,745
  Net cash provided (used) by financing
   activities                                    -           75,745

  Net (decrease) increase in cash            (2,153)         (4,231)
  Cash at beginning of period                23,619          38,967
  Cash at end of period                 $    21,466     $    34,736

         The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                January 31, 1996


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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                January 31, 1996



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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                January 31, 1996



        d.  Depreciation and Amortization

        Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.

        e.  Per Share Amounts

        Per share amounts are based on the weighted average number of shares outstanding during the period.

    4)  Furniture and Equipment

   The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:

                                    January 31,        October 31,
                                       1996               1995
        Office/Computer Equipment   $38,153            $38,153
        Telephone Equipment          10,934             10,934
        Furniture & Equipment
             at cost                 49,087             49,087
        Accumulated Depreciation     46,052             48,306
                                    $   684            $   781

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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                January 31, 1996



    As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Year Ended October 31, 1995.

    7)  Commitments and Contingencies

   The Company has been named co-defendant in a lawsuit commenced by an individual alleging breach of an oral agreement regarding the rights to "Triumph of the Spirit." The claim is for damages in excess of $20 million. Such action was dismissed by the jurisdictional court. This dismissal has been appealed and is currently pending. The Company believes the suit is without merit and is accordingly defending its position. The lawsuit is covered by an errors and omissions insurance policy up to $5 million. The deductible portion of the policy totaling $25,000 was paid in fiscal 1990. Management believes that there will be no further material adverse effect on the financial position or results of operations of the Company from this lawsuit. In addition, pursuant to the acquisition agreement, Epic has agreed to indemnify the Company for any losses arising out of the assets acquired therunder by Epic.

    8)  Liquidity and Capital Resources

   At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $21,466 as of January 31, 1996. Accordingly, the Company has significantly reduced its overhead.

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations.

Results of Operations

      During the fiscal quarter ended January 31, 1996, the Company had net income of $3,373,805 as compared to a net loss of $80,514 for the quarter ended January 31, 1995. The net income for the fiscal quarter ended January 31, 1996 is principally due to the foregiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

      At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $21,466 as of January 31, 1996. Accordingly, the Company has significantly reduced its overhead.

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

            None.

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



                                   NOVA INTERNATIONAL FILMS, INC.
                                        (Registrant)



Dated:  March 15, 1996             By:   /s/William Rifkin
                                         William Rifkin,
                                         Chairman of the Board
                                         (Principal Executive Officer)



Dated:  March 15, 1996             By:   /s/William Rifkin
                                         William Rifkin,
                                         Principal Financial Officer