Form 10-Q
period 1996-04-30
NOVA INTERNATIONAL FILMS INC
filed 1996-06-12
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1996

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to


                Commission file number 2-98997-NY


                  NOVA INTERNATIONAL FILMS,INC.
      (Exact name of Registrant as specified in its charter)


Delaware                                               11-2717273
(State or other jurisdiction                      I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

501 S.E. Columbia Shores Boulevard
Suite 350
Vancouver, Washington
(Address of principal                                       98661

executive offices)                                     (Zip Code)

Registrant's telephone number, including area code:
(360)737-6800

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

Common, $.00001 par value per share: 73,583,000 outstanding as of June
1, 1996

                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                   Period Ended April 30, 1996

          Item                                         Page
Item 1 - Financial Statements

     Balance Sheets                                    3

     Statements of Operations                          4-5

     Statements of Cash Flows                          6-7

     Notes to Financial Statements                     8-11

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations     12

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                APRIL 30,     OCTOBER 31,
                                1996          1995
ASSETS

Cash                            $     17,731  $     23,619
Furniture and equipment at
  cost, less accumulated
  depreciation                           586           781

  Total assets                  $     18,317  $     24,400


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and accrued
  expenses                      $      5,000  $      5,936
Debt                                       -     3,375,119

  Total liabilities             $      5,000  $  3,381,055

COMMITMENTS AND CONTINGENCIE               -             -

STOCKHOLDERS' EQUITY
  (DEFICIT):

Common Stock, $.00001 par
  value; 100,000,000 shares
  authorized, 73,583,000
  shares issued and
  outstanding, respectively.    $        736  $        736
Additional paid-in capital         8,197,260     8,197,260
Accumulated deficit               (8,184,679)  (11,554,651)

  Total stockholders' equity
    (deficit)                   $     13,317  $ (3,356,655)

  Total liabilities and
    stockholders' equity
    (deficit)                   $     18,317  $     24,400

        The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                              For the Quarter For the Quarter
                              Ended           Ended
                              April 30, 1996  April 30, 1995

REVENUES                      $         -     $          -

COSTS AND EXPENSES:
 General and administrative         3,843            2,563
 Depreciation and
   amortization                        98              563
                                    3,941            3,126

  OPERATING LOSS                   (3,941)          (3,126)

OTHER INCOME:
 Interest income                      108              201
                                      108              201
OTHER EXPENSES:
 Interest expense                       -           77,191
                                        -           77,191

LOSS BEFORE PROVISION FOR
  INCOME TAXES                     (3,833)         (80,116)

PROVISION FOR INCOME TAXES              -                -

NET LOSS BEFORE EXTRAORDINARY
  INCOME                           (3,833)         (80,116)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                    -                -

NET INCOME (LOSS)             $    (3,833)    $    (80,116)

Net income (loss) per share       (.00005)    $    (0.0011)

Average no. of shares
  outstanding                   73,583,000      73,583,000


         The accompanying notes are an integral part of these statements.

                 NOVA INTERNATIONAL FILMS, INC.
               STATEMENTS OF OPERATIONS (CONT'D.)
                          (Unaudited)


                              For the Six Mos. For the Six Mos.
                              Ended            Ended
                              April 30, 1996   April 30, 1995

REVENUES                      $          -     $          -

COSTS AND EXPENSES:
 General and administrative          5,183            7,018
 Depreciation and
   amortization                        195            1,127
                                     5,378            8,145

  OPERATING LOSS                    (5,378)          (8,145)

OTHER INCOME:
 Interest income                       231              451
                                       231              451
OTHER EXPENSES:
 Interest expense                        -          152,936
                                         -          152,936

LOSS BEFORE PROVISION FOR
  INCOME TAXES                      (5,147)        (160,630)

PROVISION FOR INCOME TAXES               -                -

NET LOSS BEFORE EXTRAORDINARY
  INCOME                            (5,147)        (160,630)

EXTRAORDINARY INCOME:
 Forgiveness of Debt             3,375,119                -

NET INCOME (LOSS)             $  3,369,972     $   (160,630)

Net income (loss) per share         .04580     $    (0.0022)

Average no. of shares
  outstanding                   73,583,000       73,583,000


         The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                              For the Quarter  For the Quarter
                              Ended            Ended
                              Apr. 30, 1996    Apr. 30, 1995
Cash flows from operating
activities:

  Net loss                    $     (3,833)    $   (80,116)

  Adjustments to reconcile
    net loss   to net cash
    provided by operating
    activities:

   Depreciation and
     amortization                       98             563

  Net changes in assets
    and liabilities:

   Accounts payable                      -               -

    Total adjustments                   98             563

    Net cash provided
      (used) by operating
      activities                    (3,735)        (79,553)

Cash flows from financing
  activities:

  Net proceeds from debt
    financing                           -           77,191
  Net cash provided
    (used) by financing
    activities                          -           77,191

  Net (decrease) increase
    in cash                        (3,735)          (2,362)
  Cash at beginning of
    period                         21,466           34,736

  Cash at end of period       $    17,731      $    32,374

         The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF CASH FLOWS (CONT'D.)
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)



                              For the Six Mos. For the Six Mos.
                              Ended            Ended
                              Apr. 30, 1996    Apr. 30, 1995
Cash flows from operating
  activities:

  Net loss                    $     (5,147)    $  (160,630)

  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:

   Depreciation and
     amortization                      195           1,127

  Net changes in assets
    and liabilities:

   Accounts payable                   (936)              -

    Total adjustments                 (741)          1,127

    Net cash provided
      (used) by operating
      activities                    (5,888)       (159,529)

Cash flows from financing
  activities:

  Net proceeds from debt
    financing                            -         152,936
  Net cash provided (used)
    by financing activities              -         152,936

  Net (decrease) increase
    in cash                         (5,888)         (6,593)
  Cash at beginning of
    period                          23,619          38,967

  Cash at end of period       $     17,731     $    32,374

         The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1996


1)  Nature of Business and Organization

Nova International Films, Inc. (the Company) was incorporated on November 27,1984 in the State of Delaware. The Company was formed for the purpose of financing and producing motion pictures for distribution in the theatrical, home video and pay and free television markets throughout the world.

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

2)  General

    The financial statements for the year ended October 31, 1995 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1996

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

                        NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1996


    d.  Depreciation and Amortization

    Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.


    e.  Per Share Amounts

    Per share amounts are based on the weighted average number of shares outstanding during the period.

4)  Furniture and Equipment

    The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:

                                April 30,       October 31,
                                1996            1995
Office/Computer Equipment       $38,153         $38,153
Telephone Equipment              10,934          10,934
Furniture & Equipment at cost    49,087          49,087
Accumulated Depreciation         48,501          48,306
                                $   586         $   781

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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1996



As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Year Ended
October 31, 1995.

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $17,731 as of April 30, 1996. Accordingly, the Company has significantly reduced its overhead.

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.

Results of Operations

     During the fiscal quarter ended April 30, 1996, the Company had a net loss of $(3,833) as compared to a net loss of $(80,116) for the fiscal quarter ended April 30, 1995. For the six months ended April 30, 1996, the Company had net income of $3,369,972 as compared to a net loss of $(160,630) for the six months ended April 30, 1995. The net income for the six months ended April 30, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $17,731 as of April 30, 1996. Accordingly, the Company has significantly reduced its overhead.

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



                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)



Dated:  June 10, 1996              By:  /s/William Rifkin
                                        William Rifkin,
                                        Chairman of the Board
                                        (Principal Executive
                                        Officer)



Dated:  June 10, 1996              By:  /s/William Rifkin
                                        William Rifkin,
                                        Principal
                                        Financial Officer