Form 10-Q
period 1996-07-31
NOVA INTERNATIONAL FILMS INC
filed 1996-09-13
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1996

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

          Common, $.00001 par value per share: 73,583,000 outstanding as of September 1, 1996

                           PART I  -  FINANCIAL INFORMATION


          Item 1.   Financial Statements


                            NOVA INTERNATIONAL FILMS, INC.

                            Index to Financial Information

                             Period Ended July 31, 1996



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

                    NOVA INTERNATIONAL FILMS, INC.
                          BALANCE SHEETS
                           (Unaudited)



                                               JULY 31,       OCTOBER 31,
                                               1996           1995

          ASSETS
          Cash                                 $     16,343   $     23,619
          Furniture and equipment at cost,
           less accumulated depreciation                488            781

            Total assets                       $     16,831   $     24,400


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

          STOCKHOLDERS' EQUITY (DEFICIT):

          Common Stock, $.00001 par value;
           100,000,000 shares authorized,
           73,583,000 shares issued
           and outstanding, respectively.      $        736   $        736
          Additional paid-in capital              8,197,260      8,197,260
          Accumulated deficit                    (8,186,165)   (11,554,651)

            Total stockholders' equity
             (deficit)                         $     11,831   $ (3,356,655)

            Total liabilities and
             stockholders' equity (deficit)    $     16,831   $     24,400



                  The accompanying notes are an integral part of these statements.

                               NOVA INTERNATIONAL FILMS, INC.
                                STATEMENTS OF OPERATIONS
                                    (Unaudited)




                                          For the Quarter  For the Quarter
                                          Ended            Ended
                                          July 31, 1996    July 31, 1995

          REVENUES                        $         -      $         -

          COSTS AND EXPENSES:
           General and administrative            1,466           3,926
           Depreciation and amortization            98             563
                                                 1,564          (4,489)

            OPERATING LOSS                      (1,564)         (4,489)

          OTHER INCOME:
           Interest income                          78             194
                                                    78             194
          OTHER EXPENSES:
           Interest expense                         -           80,345
                                                    -           80,345

          LOSS BEFORE PROVISION FOR
          INCOME TAXES                          (1,486)        (84,640)

          PROVISION FOR INCOME TAXES                 -               -

          NET LOSS BEFORE EXTRAORDINARY
          INCOME                                (1,486)        (84,640)

          EXTRAORDINARY INCOME:
           Forgiveness of Debt                      -                -

          NET INCOME (LOSS)               $     (1,486)    $   (84,640)

          Net income (loss) per share          (.00002)    $   (0.0012)

          Average no. of shares
           outstanding                     73,583,000       73,583,000

                   The accompanying notes are an integral part of these statements.

                              NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS (CONT'D.)
                                        (Unaudited)




                                          For the Nine     For the Nine
                                          Mos. Ended       Mos. Ended
                                          July 31, 1996    April 30, 1995

          REVENUES                        $         -      $         -

          COSTS AND EXPENSES:
           General and administrative           6,649          10,944
           Depreciation and amortization          293           1,691
                                                6,942          12,635

            OPERATING LOSS                     (6,942)        (12,635)

          OTHER INCOME:
           Interest income                        309             645
                                                  309             645
          OTHER EXPENSES:
           Interest expense                         -         233,280
                                                    -         233,280

          LOSS BEFORE PROVISION FOR
           INCOME TAXES                        (6,633)       (245,270)

          PROVISION FOR INCOME TAXES                -               -

          NET LOSS BEFORE EXTRAORDINARY
           INCOME                              (6,633)       (245,270)

          EXTRAORDINARY INCOME:
           Forgiveness of Debt              3,375,119               -

          NET INCOME (LOSS)               $  3,368,486     $ (245,270)

          Net income (loss) per share     $     .04578     $  (0.0033)

          Average no. of shares
           outstanding                    73,583,000       73,583,000

                   The accompanying notes are an integral part of these statements.

                              NOVA INTERNATIONAL FILMS, INC.
                                STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                      (Unaudited)



                                               For the        For the
                                               Quarter Ended  Quarter Ended
                                               July 31, 1996  July 31,1995
          Cash flows from operating
           activities:

            Net loss                           $     (1,486)  $   (84,640)

            Adjustments to reconcile net loss
            to net cash provided by operating
            activities:

             Depreciation and amortization              98            563

            Net changes in assets and
             liabilities:

             Accounts payable                           -              -

              Total adjustments                         98            563

              Net cash provided (used) by
               operating activities                 (1,388)       (84,077)

          Cash flows from financing
          activities:

            Net proceeds from debt financing            -          80,345
            Net cash provided (used) by
             financing activities                       -          80,345

            Net (decrease) increase in cash         (1,388)        (3,732)
            Cash at beginning of period             17,731         32,374

            Cash at end of period              $     16,343   $    28,642


                             NOVA INTERNATIONAL FILMS, INC.
                           STATEMENTS OF CASH FLOWS (CONT'D.)
                               INCREASE (DECREASE) IN CASH
                                       (Unaudited)


                                               For the        For the
                                               Nine Mos.      Nine Mos.
                                               Ended          Ended
                                               July 31, 1996  July 31, 1995
          Cash flows from operating
           activities:

            Net loss                           $     (6,633)   $ (245,270)

            Adjustments to reconcile net
            loss to net cash provided by
            operating activities:

             Depreciation and amortization              293         1,691

            Net changes in assets and
            liabilities:

             Accounts payable                          (936)          (26)

              Total adjustments                        (643)        1,665

              Net cash provided (used) by
               operating activities                  (7,276)     (243,605)

          Cash flows from financing
          activities:

            Net proceeds from debt financing             -        233,280
            Net cash provided (used) by
             financing activities                        -        233,280

            Net (decrease) increase in cash          (7,276)      (10,325)
            Cash at beginning of period              23,619        38,967

            Cash at end of period              $     16,343   $    28,642



                             NOVA INTERNATIONAL FILMS, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                      July 31, 1996


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

              b.  Disposition of Assets

          On May 12, 1993 (the "Closing"), the stockholders of the Company approved an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic Productions, Inc. ("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i)all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?", (sometimes collectively herein the "Completed Films"); and (iii) the Company's rights related to the film project "Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #5 "Debt" and modified the loan arrangements thereafter plus other indebtedness due Epic from the Company.


              2)  General

          The financial statements for the year ended October 31, 1995 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

                             NOVA INTERNATIONAL FILMS, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                     July 31, 1996


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

                            NOVA INTERNATIONAL FILMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     July 31, 1996

                  d.  Depreciation and Amortization

          Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.

                  e.  Per Share Amounts

          Per share amounts are based on the weighted average number of shares outstanding during the period.

              4)  Furniture and Equipment

          The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:

                                         July 31,         October 31,
                                         1996             1995

          Office/Computer Equipment      $38,153           $38,153
          Telephone Equipment             10,934            10,934
          Furniture & Equipment
           at cost                        49,087            49,087
          Accumulated Depreciation        48,599            48,306
                                         $   488           $   781

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

                              NOVA INTERNATIONAL FILMS, INC.
                              NOTES TO FINANCIAL STATEMENTS
                                       July 31, 1996



          As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Year Ended October 31, 1995.

              7)  Liquidity and Capital Resources

          At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $16,343 as of July 31, 1996. Accordingly, the Company has significantly reduced its overhead.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations

               During the fiscal quarter ended July 31, 1996, the Company had a net loss of $(1,486) as compared to a net loss of $(84,640) for the fiscal quarter ended July 31, 1995. For the nine months ended July 31, 1996, the Company had net income of $3,368,486 as compared to a net loss of $(245,270) for the nine months ended July 31, 1995. The net income for the nine months ended July 31, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

          Liquidity and Capital Resources

               At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $16,343 as of July 31, 1996. Accordingly, the Company has significantly reduced its overhead.

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



                                             NOVA INTERNATIONAL FILMS, INC.
                                             (Registrant)



          Dated:  September 6, 1996          By:  /s/William Rifkin William
                                                  Rifkin, Chairman of the
                                                  Board (Principal
                                                  Executive Officer)



          Dated:  September 6, 1996          By:  /s/William Rifkin William
                                                  Rifkin, Principal
                                                  Financial Officer