Form 10-K/A
period 1995-10-31
NOVA INTERNATIONAL FILMS INC
filed 1996-11-04
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                          FORM 10-K/A

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

ITEM 3.   LEGAL PROCEEDINGS.

    The Company was previously named co-defendant in a lawsuit commenced by Jacques Razon against Salamon Arouch, Nova International Films, Inc., Epic Productions, Inc., Arnold Kopelson, Shimon Arama et al. In such action, Mr. Razon alleged breach of an oral agreement regarding certain rights to the film "Triumph of the Spirit". The claim was for damages in excess of $20 million. Such action was commenced in September 1990 in the Superior Court for the State of California for the County of Los Angeles. Such action was settled in October 1995 for the sum of $30,000 (with no financial impact on the Company) and was dismissed with prejudice against all defendants.

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

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $23,619 as of October 31, 1995. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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

     WILLIAM RIFKIN has been Chairman of the Board and a Director of the Company since December 1984. Since October 1994, he has also been Secretary of the Company. From March 1990 to October 1994, he was also the Company's President. From 1985 through 1991, Mr. Rifkin was a Director of Memory Sciences Corporation, a public company involved in the computer industry, and was its Treasurer from April 1987 to January 1990. Since 1984, he has also been President and a director of Profit Merchandising Corp., a public company engaged in the distribution of weatherstripping products. Mr. Rifkin is the father of Martin Rifkin.

     MARTIN RIFKIN has been President and Treasurer of the Company since October 1994 and a Director since April 1985. In addition, from April 1985 to October 1994, he was Vice President of the Company. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now Incorporated, a public company which manufactures and markets nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. (see biography of William Rifkin above) since September 1983 and Vice President since June 1985. Since February 1994, Mr. Rifkin has also been President, Secretary and Treasurer and sole Director of NW Venture Corp. Martin Rifkin is the son of William Rifkin.

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

SIGNATURE                TITLE                             DATE

/S/WILLIAM RIFKIN        Chairman of the Board,            1/29/96
William Rifkin           Secretary and Director
                         (Principal Executive Officer,
                         Principal Financial Officer
                         and Principal Accounting
                         Officer)



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