Form 10-K
period 1996-10-31
NOVA INTERNATIONAL FILMS INC
filed 1997-02-13
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended OCTOBER 31, 1996

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

As of January 31, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (15,083,000 shares) was approximately $151,584 (based upon the average bid and asked prices of such stock on January 31, 1997). The number of shares outstanding of the Common Stock ($.00001 par value) of the Registrant as of the close of business on January 31, 1997 was 73,583,000.

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

     As a result of the foregoing, the Company has no current business operations and has begun and will continue to seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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



ITEM 3.    LEGAL PROCEEDINGS.

     At the present time, there is no material litigation pending or, to management's knowledge, threatened against the Company.


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

                                                      BID PRICES

                                                 HIGH        LOW
PERIOD

Fiscal Year Ended October 31, 1995:

     Nov. 1, 1994 to Jan. 31, 1995               $.01       $.0025
     Feb. 1, 1995 to April 30, 1995              $.02       $.0025
     May 1, 1995 to July 31, 1995                $.01       $.0001
     Aug. 1, 1995 to Oct. 31, 1995               $.01       $.0001

Fiscal Year Ended October 31, 1996:

     Nov. 1, 1995 to Jan. 31, 1996               $.01       $.0025
     Feb. 1, 1996 to April 30, 1996              $.02       $.0025
     May 1, 1996 to July 31, 1996                $.01       $.0001
     Aug. 1, 1996 to Oct. 31, 1996               $.01       $.0001

     (b) As of January 31, 1997, there were approximately 625 record holders of the Company's Common Stock.

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

                             FISCAL YEAR ENDED OCTOBER 31:
                                 1996        1995          1994

Net Revenues (Negative)      $  -        $       -     $       -
Operating (Loss)              (8,864)       (17,329)      (16,075)
Net (Loss)                    (8,477)       (16,512)     (247,111)
Net (Loss) per Share           .0458         (.0002)       (.0034)
Total Assets                  15,187         24,400        42,002
Long Term Debt                 -          3,375,119     3,375,119

                           FISCAL YEAR ENDED OCTOBER 31:
                                      1993               1992

Net Revenues (Negative)         $    (12,547)      $  214,070
Operating (Loss)                    (660,390)        (147,477)
Net (Loss)                        (1,259,975)        (767,879)
Net (Loss) per Share                  (.0171)          (.0104)
Total Assets                          56,277        3,443,411
Long Term Debt                     3,148,814        8,852,277

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS  OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company had no revenues for the fiscal years ended October 31, 1995 and 1996. During the fiscal year ended October 31, 1996, the Company had a net income of $3,366,642 compared to a net loss of $(16,512) for the year ended October 31, 1995. The net income for the year ended October 31, 1996 is principally due to the foregiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $14,797 as of October 31, 1996. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and has begun and will continue to seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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

                          PRESENT POSITIONS
NAME               AGE    AND OFFICES                 DIRECTOR SINCE

William Rifkin     76     Chairman of the Board,      December 1984
                          Secretary and Director

Martin Rifkin      35     President, Treasurer        April 1985
                          and Director

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

NAME               AGE     OFFICES

William Rifkin     76      Chairman  of  the  Board,  Secretary  and
                           Director

Martin Rifkin      35      President, Treasurer and Director

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

     MARTIN RIFKIN has been President and Treasurer of the Company since October 1994 and a Director since April 1985. In addition, from April 1985 to October 1994, he was Vice President of the Company. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now Incorporated, a public company which manufactures and markets nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. (see biography of William Rifkin above) since September 1983 and Vice President since June 1985. Since February 1994, Mr. Rifkin has been a Director of NW Venture Corp., now known as Cyberia Holdings, Inc. Also, from February 1994 to January 1997, he was its President, Secretary and Treasurer. Martin Rifkin is the son of William Rifkin.

     (f)   Involvement in Certain Legal Proceedings.

     None

     (g)   Promoters and Control Persons.

     None

ITEM 11.   EXECUTIVE COMPENSATION.

     (a)   Cash Compensation.

     For the fiscal year ended October 31, 1996, none of the Company's executive officers received compensation from the Company.

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

     (e)   Termination of Employment and Change of Control Arrangements.

     None

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

     (a)   Security Ownership of Certain Beneficial Owners.

     The  following   table  sets  forth,  as  of  January  31,  1997,  certain
information as to those persons known to the Company to be beneficial owners of more than five (5%) percent of the common stock of the Company:

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

     (b)   Security Ownership of Management.

     The following table sets forth, as of January 31, 1997 certain information concerning the number of shares of Common Stock of the Company owned by all of the directors of the Company and by all of the directors and officers as a group:

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

     (c)   Indebtedness of Management.

     None

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a)   (1) and (2)  Financial Statements and Financial Statement Schedules

     The financial statements and schedules hereinafter listed are annexed hereto and filed as part of this annual report:
                                                                PAGE

Introductory Comment                                             17
Balance Sheets                                                   18
Statements of Operations                                         19
Statements of Stockholders' Equity (Deficit)                     20
Statements of Cash Flows                                         22
Notes to Financial Statements                                    23

           (3)  EXHIBITS

     3.1   Certificate of Incorporation of Registrant with filing receipt(1)
     3.2 Certificate of Amendment of Certificate of Incorporation with filing receipt (filed November 17, 1989)(1)
     3.3   By-Laws of Registrant(1)
     4.1   Specimen of Common Stock Certificate of Registrant(1)
     4.2   Promissory Note in the principal amount of $7,171,933(1)
     4.3   Promissory Note in the principal amount of $3,000,000(1)
    10.1 Loan Agreement and Security Assignment (for the film "Triumph of the Spirit")(1)
    99.1 Acquisition Agreement dated as of March 3, 1993 by and between Nova International Films, Inc. and Epic Productions, Inc.(1)
    99.2 Amendment to Loan Agreement and Security Assignment dated as of May 12, 1993 by and between Credit Lyonnais Bank Nederland, N.V., Nova International Films, Inc. and Epic Productions, Inc.(1)
    99.3 Amendment to Loan Agreement dated as of May 12, 1993 by and between Epic Productions, Inc. and Nova International Films, Inc.(1)
    99.4   Assignment Agreement/Contribution to Capital dated October 29,
           1993(1)
    99.5   Letter Agreement dated November 30, 1995 (re: Nonrecourse
           Obligations)(1)


(1)  Previously filed and incorporated herein by reference.

     (b)   Reports on Form 8-K

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None

     (c)   Exhibits

     See Item 14(a)(3) above.

     (d)   See list of financial statements and
           schedules under Item 14(a)(1) and (2) above.

                    NOVA INTERNATIONAL FILMS, INC.

                           OCTOBER 31, 1996


     The financial information for the fiscal year ended October 31, 1996 is unaudited. However, in the opinion of management the accompanying Balance Sheet of Nova International Films, Inc. as of October 31, 1996 and 1995, and the related Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for the periods ended October 31, 1996, 1995, and 1994, present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 1996 and 1995, and the results of operations, cash flows and its stockholders' equity (deficit) for the periods ended October 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

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

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                 October 31,   October 31,
                                      1996          1995

ASSETS

Cash                             $     14,797  $     23,619
Furniture and equipment
  at cost, less
  accumulated depreciation                390           781

  Total assets                   $     15,187  $     24,400


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and
accrued expenses                 $      5,200  $      5,936
Debt                                        -     3,375,119

  Total liabilities              $      5,200  $  3,381,055

COMMITMENTS AND CONTINGENCIES              -             -

STOCKHOLDERS' EQUITY
(DEFICIT):

Common Stock, $.00001 par
 value; 100,000,000 shares
 authorized, 73,583,000
 shares issued and
 outstanding, respectively.      $        736  $        736
Additional paid-in capital          8,197,260     8,197,260
Accumulated deficit                (8,188,009)  (11,554,651)

  Total stockholders' equity
  (deficit)                      $      9,987  $ (3,356,655)

  Total liabilities and
   stockholders'
   equity (deficit)              $     15,187  $     24,400




The accompanying notes are an integral part of these statements.


                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                        For the Year  For the Year  For the Year
                        Nov. 1, 1995  Nov. 1, 1994  Nov. 1, 1993
                        Through       Through       Through
                        Oct. 31, 1996 Oct. 31, 1995 Oct. 31, 1994

REVENUES                $          -  $          -  $        -
COST AND EXPENSES:
 Selling, general
 and admin.                    8,473         15,075     11,105
 Depreciation and
 amortization                    391          2,254      4,970
                               8,864         17,329     16,075

OPERATING LOSS               (8,864)       (17,329)    (16,075)

OTHER INCOME
 Interest income                387            817         273
                                387        (16,512)        273
OTHER EXPENSES
 Interest expense                -              -      231,309
                                 -              -      231,309

LOSS BEFORE
PROVISION
FOR INCOME TAXES             (8,477)       (16,512)   (247,111)
PROVISION FOR INCOME
TAXES                            -              -           -

NET LOSS BEFORE
EXTRAORDINARY INCOME         (8,477)     $ (16,512)   $(247,111)

EXTRAORDINARY INCOME:
 Forgiveness of Debt      3,375,119         -               -
Net Income (Loss)         3,366,642      $ (16,512)   $(247,111)

Net Income (Loss)
per Share               $     .0458      $ (0.0002)   $ (0.0034)

Average no. of
share
outstanding              73,583,000       73,583,000   73,583,000





The accompanying notes are an integral part of these statements.



                    NOVA INTERNATIONAL FILMS, INC.
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)
        YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995 AND 1996



                           Common Stock
                           $00001 Par Value
                           No.                    Additional
                           of                     Paid-in
                           Shares      Amount     Capital

Balance at
October 31, 1992           73,583,000  $     736  $ 1,805,727

Effect of Acquisition
with Epic                                            (982,000)
Epic's assignment and
 contribution
 of debt to capital                                 7,373,533

Net Loss from
11/1/92 thru 10/31/93
Balance at
October 31, 1993           73,583,000        736    8,197,260

Net Loss from
11/1/93 thru 10/31/94
Balance at
October 31, 1994           73,583,000        736    8,197,260

Net Loss From
11/1/94 thru 10/31/95      73,583,000    $   736  $ 8,197,260

Net Income from
11/1/95 thru 10/31/96      73,583,000    $   736  $ 8,197,260







        The accompanying notes are an integral part of these statements.

                   NOVA INTERNATIONAL FILMS, INC.
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)
           YEARS ENDED OCTOBER 31, 1992, 1993, 1994 AND 1995




                              Accumulated
                                 Deficit            Total

Balance at
October 31, 1992              $  (10,031,053)    $ (8,224,590)

Effect of Acquisition
with Epic                                            (982,000)
Epic's assignment and
contribution
of debt to capital                                  7,373,533

Net Loss from
11/1/92 thru 10/31/93             (1,259,975)      (1,259,975)
Balance at October 31, 1993      (11,291,028)      (3,093,032)

Net Loss from
11/1/93 thru 10/31/94               (247,111)        (247,111)
Balance at
October 31, 1994                 (11,538,139)      (3,340,143)

Net Loss From
11/1/94 thru 10/31/95                (16,512)         (16,512)

                              $  (11,554,651)   $  (3,356,655)

Net Income from
11/1/95 thru 10/31/96              3,366,642        3,366,642

                              $   (8,188,009)   $       9,987




The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)


                      For the Year   For the Year   For the Year
                      Nov. 1, 1995   Nov. 1, 1994   Nov. 1, 1993
                      Through        Through        Through
                      Oct. 31, 1996  Oct. 31, 1995  Oct. 31, 1994

Cash income
from operating
 activities:
 Net loss             $ (8,477)      $  (16,512)    $(247,111)
  Adjustments to
  reconcile net
  loss to net
  cash provided
  by operating
  activities:
 Depreciation
  and
  amortization            391            2,254         4,970
 Net changes in
 assets
 and liabilities:
 Accounts payable       (736)           (1,090)        1,531
 Total adjustments      (345)            1,164         6,501
 Net cash provided
 (used)by
 operating
 activities           (8,822)          (15,348)     (240,610)
Cash flows from
 financing
 activities:
 Net proceeds
 from
 debt financing            -                -        231,305
Net cash provided
  (used) by
  financ.
  activities               -                -        231,305

  Net (decrease)
  increase
  in cash             (8,822)         (15,348)        (9,305)
  Cash at
  beginning
  of period           23,619           38,967         48,272
  Cash at end
  of period         $ 14,797       $   23,619       $ 38,967


 The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996

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

2)  General

The financial statements for the years ended October 31, 1996 and October 31, 1995 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

3)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996



b.  Depreciation and Amortization

Furniture  and  equipment   is  recorded  at  cost  and  is  depreciated  on  a
straight-line basis over the estimated useful lives of the related assets, which is typically five years.


c.  Per Share Amounts

Per share amounts are based on the weighted average number of shares outstanding during the period.

4)  Furniture and Equipment

The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:
                                October 31,       October 31,
                                   1996              1995

Office/Computer Equipment       $38,153           $38,153
Telephone Equipment              10,934            10,934
Furniture & Equipment
 at cost                         49,087            49,087
Accumulated Depreciation         48,697            48,306
                                $   390           $   781

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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996



As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Years Ended October 31, 1996 and October 31, 1995.

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $14,797 as of October 31, 1996. Accordingly, the Company has significantly reduced its overhead.

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


                                 Date: FEBRUARY 7, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                         DATE



/S/WILLIAM RIFKIN           Chairman of the Board,              2/07/97
William Rifkin              Secretary and Director
                            (Principal Executive Officer,
                            Principal Financial Officer
                            and Principal Accounting
                            Officer)



/S/MARTIN RIFKIN            President, Treasurer                2/07/97
Martin Rifkin               and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     No annual report covering the Registrant's last fiscal year or proxy material has been sent to security holders of the Registrant.