Form 10-Q
period 1997-01-31
NOVA INTERNATIONAL FILMS INC
filed 1997-03-12
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1997

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

Common, $.00001 par value per share: 73,583,000 outstanding as of March 10, 1997



                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                  Period Ended January 31, 1997



          Item                                         Page

Item 1 - Financial Statements

     Balance Sheets                                     3

     Statements of Operations                           4

     Statements of Cash Flows                           5

     Notes to Financial Statements                      6-8

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations      9




           NOVA INTERNATIONAL FILMS, INC.
                  BALANCE SHEETS
                    (Unaudited)


                                          JANUARY 31,   OCTOBER 31,
                                             1997          1996

ASSETS

Cash                                     $     14,455   $     14,797
Furniture and equipment at cost, less
  accumulated depreciation                        293            390

  Total assets                           $     14,748   $     15,187


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and accrued expenses    $      5,000   $      5,200

  Total liabilities                      $      5,000   $      5,200

COMMITMENTS AND CONTINGENCIES                     -              -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value; 100,000,000
  shares authorized, 73,583,000 shares issued
  and outstanding, respectively.         $        736   $        736
Additional paid-in capital                  8,197,260      8,197,260
Accumulated deficit                        (8,188,248)    (8,188,009)

  Total stockholders' equity (deficit)   $      9,748   $      9,987

  Total liabilities and stockholders'
    equity (deficit)                     $     14,748   $     15,187



The accompanying notes are an integral part of these statements.




          NOVA INTERNATIONAL FILMS, INC.
             STATEMENTS OF OPERATIONS
                   (Unaudited)



                                          For the         For the
                                        Quarter Ended  Quarter Ended
                                        Jan. 31, 1997  Jan. 31, 1996


REVENUES                                $         -    $         -

COSTS AND EXPENSES:
 General and administrative                     213          1,340
 Depreciation and amortization                   97             97
                                                310          1,437
  OPERATING LOSS                               (310)        (1,437)
OTHER INCOME:
 Interest income                                 71            123
                                                 71            123
OTHER EXPENSES:
 Interest expense                                 -              -
                                                  -              -
LOSS BEFORE PROVISION FOR
 INCOME TAXES                                  (239)        (1,314)
PROVISION FOR INCOME TAXES                        -              -
NET LOSS BEFORE
 EXTRAORDINARY INCOME                          (239)        (1,314)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                             -       3,375,119

NET INCOME (LOSS)                       $      (239)   $ 3,373,805



Net (Income loss) per share             $    .00000    $    .04585

Average no. of shares outstanding        73,583,000     73,583,000



The accompanying notes are an integral part of these statements.






          NOVA INTERNATIONAL FILMS, INC.
             STATEMENTS OF CASH FLOWS
            INCREASE (DECREASE) IN CASH
                    (Unaudited)



                                          For the         For the
                                        Quarter Ended  Quarter Ended
                                        Jan. 31, 1997  Jan. 31, 1996

Cash flows from operating activities:
  Net loss                              $      (239)  $     (1,314)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                 97             97
  Net changes in assets and
   liabilities:
   Accounts payable                            (200)          (936)
    Total adjustments                          (103)          (839)
    Net cash provided (used) by
     operating activities                      (344)        (2,153)

  Net (decrease) increase in cash              (342)        (2,153)
  Cash at beginning of period                14,797         23,619
  Cash at end of period                 $    14,455   $     21,466



The accompanying notes are an integral part of these statements.



          NOVA INTERNATIONAL FILMS, INC.
          NOTES TO FINANCIAL STATEMENTS
                January 31, 1997

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

    2)  General

   The financial statements for the year ended October 31, 1996 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

    3)  Summary of Significant Accounting Policies

   a.  Financial Statement Presentation

   In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                January 31, 1997



   b.  Depreciation and Amortization

   Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.


   c.  Per Share Amounts

   Per share amounts are based on the weighted average number of shares outstanding during the period.

   4)  Furniture and Equipment

   The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:
                                      January 31,        October 31,
                                         1997               1996

        Office/Computer Equipment       $38,153           $38,153
        Telephone Equipment              10,934            10,934
        Furniture & Equipment
             at cost                     49,087            49,087
        Accumulated Depreciation         48,794            48,697
                                        $   293           $   390

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


                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                January 31, 1997



   As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon.
   As such no interest was accrued for Fiscal Year Ended October 31, 1996.

   7)  Liquidity and Capital Resources

   At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $14,455 as of January 31, 1997. Accordingly, the Company has significantly reduced its overhead.





Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.

Results of Operations

     The Company had no revenues for the quarters ended January 31, 1997 and 1996. During the fiscal quarter ended January 31, 1997, the Company had a net loss of $(239) as compared to net income of $3,373,805 for the fiscal quarter ended January 31, 1996. The net income for the fiscal quarter ended January 31, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $14,455 as of January 31, 1997. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)



Dated: March 12, 1997              By:  /s/William Rifkin
                                        William Rifkin,
                                        Chairman of the Board
                                        (Principal Executive Officer)



Dated: March 12, 1997              By:  /s/William Rifkin
                                        William Rifkin, Principal
                                        Financial Officer