Form 10-Q
period 1997-04-30
NOVA INTERNATIONAL FILMS INC
filed 1997-06-10
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                          FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


                   Commission file number 2-98997-NY


             NOVA INTERNATIONAL FILMS,  INC.
        (Exact name of Registrant as specified in its charter)


Delaware                                                11-2717273
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or                                 Identification
organization)                                              Number)

501 S.E. Columbia Shores Boulevard
Suite 350
Vancouver, Washington                                       98661
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

Common, $.00001 par value per share: 73,583,000 outstanding as of June 10, 1997

                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                    Period Ended April 30, 1997



          Item                                         Page

Item 1 - Financial Statements

     Balance Sheets                                    3

     Statements of Operations                          4-5

     Statements of Cash Flows                          6-7

     Notes to Financial Statements                     8-10

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations     11

                    NOVA INTERNATIONAL FILMS, INC.
                           BALANCE SHEETS
                            (Unaudited)


                                   APRIL 30,       OCTOBER 31,
                                     1997            1996

ASSETS

Cash                               $     11,874     $     14,797
Furniture and equipment at cost,
less accumulated depreciation               195              390

  Total assets                     $     12,069     $     15,187


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and
accrued expenses                   $      3,800     $      5,200

  Total liabilities                $      3,800     $      5,200

COMMITMENTS AND CONTINGENCIES                 -                -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par
value; 100,000,000 shares
authorized, 73,583,000 shares
issued  and outstanding,
respectively.                      $        736     $        736
Additional paid-in capital            8,197,260        8,197,260
Accumulated deficit                  (8,189,727)      (8,188,009)

  Total stockholders' equity
(deficit)                          $      8,269     $      9,987

  Total liabilities and
stockholders' equity (deficit)     $     12,069     $     15,187




The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)



                                    For the           For the
                                   Quarter Ended    Quarter Ended
                                   April 30, 1997   April 30, 1996


REVENUES                           $         -      $         -

COSTS AND EXPENSES:
 General and administrative        $      1,440     $      3,843
 Depreciation and amortization               98               98
                                   $      1,538     $      3,941

  OPERATING LOSS                   $     (1,538)    $     (3,941)

OTHER INCOME:
 Interest income                             59              108

LOSS BEFORE PROVISION FOR
INCOME TAXES                       $     (1,479)    $     (3,833)

PROVISION FOR INCOME TAXES                    -                -

NET LOSS BEFORE EXTRAORDINARY
INCOME                             $     (1,479)    $     (3,833)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                          -                -

NET INCOME (LOSS)                  $     (1,479)    $     (3,833)

Net (Income loss) per share        $     .00002     $    (.00005)

Average no. of shares outstanding    73,583,000       73,583,000


The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)



                                   For the Six      For the Six
                                   Mos. Ended       Mos. Ended
                                   April 30, 1997   April 30, 1996


REVENUES                           $         -      $         -

COSTS AND EXPENSES:
 General and administrative        $      1,653     $      5,183
 Depreciation and amortization              195              195
                                   $      1,848     $      5,378

  OPERATING LOSS                   $     (1,848)    $     (5,378)

OTHER INCOME:
 Interest income                            130              231

LOSS BEFORE PROVISION FOR
INCOME TAXES                       $     (1,718)    $     (5,147)

PROVISION FOR INCOME TAXES                    -                -

NET LOSS BEFORE EXTRAORDINARY
INCOME                             $     (1,718)    $     (5,147)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                          -         3,375,119

NET INCOME (LOSS)                  $     (1,718)    $  3,369,972

Net (Income loss) per share        $     .00002     $     .04580

Average no. of shares outstanding    73,583,000       73,583,000



The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF CASH FLOWS
                     INCREASE (DECREASE) IN CASH
                              (Unaudited)




                                   For the         For the
                                   Quarter Ended   Quarter Ended
                                   Apr. 30, 1997   Apr. 30, 1996

Cash flows from operating
activities:

  Net loss                         $    (1,479)    $     (3,833)

  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

  Depreciation and amortization    $        98     $         98

  Net changes in assets and
  liabilities:

   Accounts payable                     (1,200)              -

    Total adjustment               $    (1,102)    $         98

    Net cash provided (used) by
     operating activities          $    (2,581)    $     (3,735)

  Net (decrease) increase in cash  $    (2,581)    $     (3,735)
  Cash at beginning of period           14,455           21,466

  Cash at end of period            $    11,874     $     17,731




The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF CASH FLOWS
                     INCREASE (DECREASE) IN CASH
                              (Unaudited)



                                   For the Six     For the Six
                                   Mos. Ended      Mos. Ended
                                   Apr. 30, 1997   Apr. 30, 1996

Cash flows from operating
activities:

  Net loss                         $    (1,718)    $     (5,147)

  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

   Depreciation and amortization   $       195     $        195

  Net changes in assets
  and liabilities:

   Accounts payable                     (1,400)            (936)

    Total adjustments              $    (1,205)    $       (741)

    Net cash provided (used) by
     operating activities          $    (2,923)    $     (5,888)

  Net (decrease) increase in cash  $    (2,923)    $     (5,888)
  Cash at beginning of period           14,797           23,619

  Cash at end of period            $    11,874     $     17,731



The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                    NOTES TO FINANCIAL STATEMENTS
                            April 30, 1997

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

        b.  Disposition of Assets

        On May 12, 1993 (the "Closing"), the stockholders of the Company approved an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic Productions, Inc. ("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit","Firebirds" and "Why Me?", (sometimes collectively herein the "Completed Films"); and (iii) the Company's rights related to the film project "Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #5 "Debt" and modified the loan arrangements thereafter plus other indebtedness due Epic from the Company.

    2)  General

   The financial statements for the years ended October 31, 1996 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

    3)  Summary of Significant Accounting Policies

       a.  Financial Statement Presentation

       In accordance with the provisions of Statement of Financial AccountingStandards No. 53, the Company has elected to present an unclassified balance sheet.

       b.  Depreciation and Amortization

       Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.

       c.  Per Share Amounts

       Per share amounts are based on the weighted average number of shares outstanding during the period.

    4)  Furniture and Equipment

   The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:
                                   April 30,        October 31,
                                     1997              1996

   Office/Computer Equipment       $ 38,153          $ 38,153
        Telephone Equipment          10,934            10,934
        Furniture & Equipment
             at cost               $ 49,087          $ 49,087
        Accumulated Depreciation     48,892            48,697
                                   $    195          $    390

    5) Debt

   In connection with the financing of the film "Triumph of the Spirit", the Company was unable to pay Credit Lyonnais Bank Nederland N.V. (the "Bank")the note payable (the "Bank Loan") incurred to finance such film at its original maturity date of March 31, 1991. The Company was able to negotiate an extension of the maturity date of this note until September 30, 1991, but thereupon the Company became in default of its obligation.

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

    7)  Liquidity and Capital Resources

   At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $11,874 as of April 30, 1997. Accordingly, the Company has significantly reduced its overhead.

                      NOVA INTERNATIONAL FILMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             April 30, 1997




Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.

Results of Operations

     The Company had no revenues for the three and six months ended April 30, 1997 and 1996. For the three and six months ended April 30, 1997, the Company had a net loss of $(1,479) and $(1,718), respectively, as compared to a net loss of $(3,833) for the three months ended April 30, 1996 and net income of $3,369,972 for the six months ended April 30, 1996. The net income for the six months ended April 30, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $11,874 as of April 30, 1997. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)



Dated: June 10, 1997               By:  /s/William Rifkin
                                        William Rifkin,
                                        Chairman of the Board
                                        (Principal Executive Officer)



Dated: June 10, 1997               By:  /s/William Rifkin
                                        William Rifkin,
                                        Principal Financial Officer