Form 10-Q
period 1997-07-31
NOVA INTERNATIONAL FILMS INC
filed 1997-09-05
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                          FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1997

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

Common, $.00001 par value per share: 73,583,000 outstanding as of September 3, 1997

                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                    Period Ended July 31, 1997



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

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                 JULY 31,         OCTOBER 31,
                                 1997             1996
ASSETS

Cash                             $      9,826     $     14,797
Furniture and equipment
 at cost, less
 accumulated depreciation                  98              390

  Total assets                   $      9,924     $     15,187


LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)

LIABILITIES:

Accounts payable and
accrued expenses                 $      2,800     $      5,200

  Total liabilities              $      2,800     $      5,200

COMMITMENTS AND
CONTINGENCIES                               -               -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001
 par value; 100,000,000
 shares authorized,
 73,583,000 shares issued
 and outstanding,
 respectively.                  $        736      $        736
Additional paid-in capital         8,197,260         8,197,260
Accumulated deficit               (8,190,872)       (8,188,009)

  Total stockholders' equity    $      7,124      $      9,987


  Total liabilities and
   stockholders'  equity        $      9,924      $     15,187


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     For the        For the
                                     Quarter        Quarter
                                     Ended          Ended
                                     July 31, 1997  July 31, 1996


REVENUES                             $         -    $         -

COSTS AND EXPENSES:
 General and administrative          $      1,048   $      1,466
 Depreciation and amortization                 97             98
                                     $      1,145   $      1,564

  OPERATING (LOSS)                   $     (1,145)  $     (1,564)

OTHER INCOME:
 Interest income                                -             78
                                                -             78

OTHER EXPENSES:
 Interest expense                               -              -
                                                -              -

(LOSS) BEFORE PROVISION
 FOR INCOME TAXES                    $     (1,145)  $     (1,486)

PROVISION FOR INCOME TAXES                      -              -

NET (LOSS) BEFORE
 EXTRAORDINARY INCOME                $     (1,145)  $     (1,486)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                            -              -

NET INCOME (LOSS)                    $     (1,145)  $     (1,486)

Net Income (loss) per share          $     .00002   $    (.00002)

Average no. of shares outstanding      73,583,000     73,583,000


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF OPERATIONS (CONT'D.)
                                   (Unaudited)

                                For the Nine Mos.   For the Nine Mos.
                                Ended               Ended
                                July 31, 1997       July 31, 1996


REVENUES                        $         -         $         -

COSTS AND EXPENSES:
 General and administrative     $      2,701        $      6,649
 Depreciation and amortization           292                 293
                                $      2,993        $      6,942

  OPERATING (LOSS)              $     (2,993)       $     (6,942)

OTHER INCOME:
 Interest income                         130                 309
                                         130                 309

OTHER EXPENSES:
 Interest expense                          -                   -
                                           -                   -

(LOSS) BEFORE PROVISION
FOR INCOME TAXES                $     (2,863)       $     (6,633)

PROVISION FOR INCOME TAXES                 -                   -

NET (LOSS) BEFORE
EXTRAORDINARY INCOME            $     (2,863)       $     (6,633)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                       -           3,375,119

NET INCOME (LOSS)               $     (2,863)       $  3,368,486

Net income (loss) per share     $     .00004        $     .04578

Average no. of shares
outstanding                       73,583,000          73,583,000


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)



                                     For the        For the
                                     Quarter Ended  Quarter Ended
                                     July 31, 1997  July 31, 1996

Cash flows from operating
activities:

  Net (loss)                         $    (1,145)   $     (1,486)

  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

   Depreciation and amortization     $        97    $         98

  Net changes in assets and
   liabilities:

   Accounts payable                       (1,000)              -

    Total adjustments                $      (903)   $         98

    Net cash provided (used) by
     operating activities            $    (2,048)   $     (1,388)

Cash flows from financing
 activities:

  Net proceeds from debt financing             -              -
  Net cash provided (used) by
   financing  activities                       -              -

  Net (decrease) increase in cash    $    (2,048)   $     (1,388)
  Cash at beginning of period             11,874          17,731

  Cash at end of period              $     9,826    $     16,343


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)


                                     For the Nine   For the Nine
                                     Mos. Ended     Mos. Ended
                                     July 31, 1997  July 31, 1996
Cash flows from operating
activities:

  Net (loss)                         $    (2,863)   $     (6,633)

  Adjustments to reconcile
  net loss to net cash provided
  by operating activities:

   Depreciation and amortization     $       292    $        293

  Net changes in assets and
  liabilities:

   Accounts payable                       (2,400)           (936)

    Total adjustments                $    (2,108)   $       (643)

    Net cash provided (used) by
     operating activities            $    (4,971)   $     (7,276)

Cash flows from financing
activities:

  Net proceeds from debt
  financing                                   -                -
  Net cash provided (used) by
   activities                                 -                -

  Net (decrease) increase in cash    $    (4,971)   $     (7,276)
  Cash at beginning of period             14,797          23,619

  Cash at end of period              $     9,826    $     16,343


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 31, 1997

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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  July 31, 1997


       b.  Depreciation and Amortization

       Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five years.

       c.  Per Share Amounts

       Per share amounts are based on the weighted average number of shares outstanding during the period.

    4)  Furniture and Equipment

   The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:
                                     July 31,         October 31,
                                     1997              1996

     Office/Computer Equipment       $ 38,153          $ 38,153
     Telephone Equipment               10,934            10,934
     Furniture & Equipment
          at cost                    $ 49,087          $ 49,087
     Accumulated Depreciation          48,989            48,697
                                     $     98          $    390

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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  July 31, 1997


As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Year Ended October 31, 1996.

    7)  Liquidity and Capital Resources

   At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $9,826 as of July 31, 1997. Accordingly, the Company has significantly reduced its overhead.

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.

Results of Operations

     The Company had no revenues for the three and nine months ended July 31, 1997 and 1996. For the three and nine months ended July 31, 1997, the Company had a net loss of $(1,145) and $(2,863), respectively, as compared to a net loss of $(1,486) for the three months ended July 31, 1996 and net income of $3,368,486 for the nine months ended July 31, 1996. The net income for the nine months ended July 31, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $9,826 as of July 31, 1997. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)



Dated: September 3, 1997           By:  /s/William Rifkin
                                        William Rifkin,
                                        Chairman of the Board
                                        (Principal Executive
                                        Officer)

Dated: September 3, 1997           By:  /s/William Rifkin
                                        William Rifkin, Principal
                                        Financial Officer