Form 10-K
period 1997-10-31
NOVA INTERNATIONAL FILMS INC
filed 1998-01-29
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                          FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended October 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 2-98997-NY

                    NOVA INTERNATIONAL FILMS,  INC.
       (Exact name of Registrant as specified in its charter)

Delawae                                                11-2717273
(State or other jurisdiction                      I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

6350 N.E. Campus Drive
Vancouver, Washington                                       98661
(Address of principal                                  (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (360) 737-6800

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

As of December 31, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (15,083,000 shares) was approximately $226,245 (based upon the average bid and asked prices of such stock on December 31, 1997). The number of shares outstanding of the Common Stock ($.00001 par value) of the Registrant as of the close of business on December 31, 1997 was 73,583,000.

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


Item 2.   Properties.

The Company maintains its offices on a rent-free month-to-month basis in office space provided by one of its officers. The office is located at 6350 N.E. Campus Drive, Vancouver, Washington 98661.


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

                                                 Bid Prices

                                                High      Low
Period

Fiscal Year Ended October 31, 1996:

     Nov. 1, 1995 to Jan. 31, 1996              $.01      $.0025
     Feb. 1, 1996 to April 30, 1996             $.02      $.0025
     May 1, 1996 to July 31, 1996               $.01      $.0001
     Aug. 1, 1996 to Oct. 31, 1996              $.01      $.0001

Fiscal Year Ended October 31, 1997:

     Nov. 1, 1996 to Jan. 31, 1997              $.03      $.01
     Feb. 1, 1997 to April 30, 1997             $.02      $.01
     May 1, 1997 to July 31, 1997               $.03      $.01
     Aug. 1, 1997 to Oct. 31, 1997              $.01      $.01

(b) As of December 31, 1997, there were approximately 625 record holders of the Company's Common Stock.

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

                              Fiscal year ended October 31:
                                1997      1996      1995

Net Revenues (Negative)       $     -   $     -   $       -
Operating (Loss)               (3,791)   (8,864)     (17,329)
Net (Loss)
 Before Extraordinary Income   (3,661)   (8,477)     (16,512)
Net (Loss) per Share           (.00005)   .0458       (.0002)
Total Assets                    9,126    15,187       24,400
Long Term Debt                      -              3,375,119

                           Fiscal year ended October 31:
                                     1994            1993
Net Revenues (Negative)           $        -      $   (12,547)
Operating (Loss)                     (16,075)        (660,390)
Net (Loss)                          (247,111)      (1,259,975)
Net (Loss) per Share                  (.0034)          (.0171)
Total Assets                          42,002           56,277
Long Term Debt                     3,375,119        3,148,814

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results  of Operations.

Results of Operations

The Company had no revenues for the fiscal years ended October 31, 1996 and 1997. During the fiscal year ended October 31, 1997, the Company had a net loss of $(3,661) compared to net income of $3,366,642 for the year ended October 31, 1996. The net income for the year ended October 31, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $9,126 as of October 31, 1997. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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

                         Present Positions
Name              Age    and Offices              Director Since

William Rifkin    77     Chairman of the Board,   December 1984
                         Secretary and Director

Martin Rifkin     36     President, Treasurer     April 1985
                         and Director

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

Name              Age    Offices

William Rifkin    77     Chairman of the Board, Secretary and Director

Martin Rifkin     36     President, Treasurer and Director

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

MARTIN RIFKIN has been President and Treasurer of the Company since
October 1994 and a Director since April 1985. In addition, from April 1985 to October 1994, he was Vice President of the Company. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now Incorporated, a public company which manufactures and markets nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. (see biography of William Rifkin above) since September 1983 and Vice President since June 1985. Since February 1994, Mr. Rifkin has been a Director of Cyberia
Holdings, Inc., formerly known as NW Venture Corp.    Also, from February
1994 to January 1997, he was its President, Secretary and Treasurer.
Martin Rifkin is the son of William Rifkin.

(f)  Involvement in Certain Legal Proceedings.

None

(g)  Promoters and Control Persons.

None

Item 11.  Executive Compensation.

(a)  Cash Compensation.

For the fiscal year ended October 31, 1997, none of the Company's executive officers received compensation from the Company.

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

(e)  Termination of Employment and Change of Control Arrangements.

None

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of December 31, 1997, certain information as to those persons known to the Company to be beneficial owners of more than five (5%) percent of the common stock of the Company:

                         Amount and Nature
                         of Beneficial Ownership
                                                         Percent
                         Nature of                       of
Name and Address         Ownership      Amount           Class

William Rifkin           Record and     53,050,000(1)    72.1%
6350 N.E. Campus Drive   Beneficial
Vancouver, WA

Martin Rifkin            Record and      5,450,000(2)     7.4%
6350 N.E. Campus Drive   Beneficial
Vancouver, WA


(1) Includes 2,000,000 shares owned of record by the wife of William Rifkin, which shares may be deemed to be beneficially owned by him.

(2) Includes 850,000 shares owned of record by the wife of Martin Rifkin, which shares may be deemed to be beneficially owned by him, and 150,000 shares held by Martin Rifkin as custodian for his daughter under the Uniform Gifts to Minors Act.

(b)  Security Ownership of Management.

The following table sets forth, as of December 31, 1997 certain information concerning the number of shares of Common Stock of the Company owned by all of the directors of the Company and by all of the directors and officers as a group:

                         Amount and Nature
                         of Beneficial Ownership
                                                         Percent
                         Nature of                       of
Name and Address         Ownership      Amount           Class

William Rifkin           Record and     53,050,000(1)    72.1%
6350 N.E. Campus Drive   Beneficial
Vancouver, WA

Martin Rifkin            Record and      5,450,000(2)     7.4%
6350 N.E. Campus Drive   Beneficial
Vancouver, WA

All Officers and         Record and     58,500,000(1)(2) 79.5%
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

(3)  Exhibits

3.1 Certificate of Incorporation of Registrant with filing receipt(1)
3.2 Certificate of Amendment of Certificate of Incorporation with filing receipt (filed November 17, 1989)(2)
3.3  By-Laws of Registrant(1)
4.1  Specimen of Common Stock Certificate of Registrant(1)
4.2  Promissory Note in the principal amount of $7,171,933(3)
4.3  Promissory Note in the principal amount of $3,000,000(3)
10.1 Loan Agreement and Security Assignment (for the film "Triumph of the Spirit")(4)
99.1 Acquisition Agreement dated as of March 3, 1993 by and between Nova International Films, Inc. and Epic Productions, Inc.(3)
99.2 Amendment to Loan Agreement and Security Assignment dated as of May 12, 1993 by and between Credit Lyonnais Bank Nederland, N.V., Nova International Films, Inc. and Epic Productions, Inc.(3)
99.3 Amendment to Loan Agreement dated as of May 12, 1993 by and between Epic Productions, Inc. and Nova International Films, Inc.(3)
99.4 Assignment Agreement/Contribution to Capital dated October 29, 1993(5)
99.5 Letter Agreement dated November 30, 1995 (re: Nonrecourse
     Obligations)(6)


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

(6) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

(b)  Reports on Form 8-K

Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

None

(c)  Exhibits

See Item 14(a)(3) above.

(d)  See list of financial statements and
     schedules under Item 14(a)(1) and (2) above.


                  NOVA INTERNATIONAL FILMS, INC.

                         OCTOBER 31, 1997


The financial information for the fiscal year ended October 31, 1997 is unaudited. However, in the opinion of management the accompanying Balance Sheet of Nova International Films, Inc. as of October 31, 1997 and 1996, and the related Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for the periods ended October 31, 1997, 1996, and 1995, present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 1997 and 1996, and the results of operations, cash flows and its Stockholders' equity (deficit) for the periods ended October 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses before extraordinary income in each of the last three fiscal years which have severely depleted its working capital and have raised doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                         October 31,  October 31,
                                          1997           1996

ASSETS

Cash                                     $    9,126   $   14,797
Furniture and equipment at cost, less
  accumulated depreciation                        -          390

  Total assets                           $    9,126   $   15,187


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

LIABILITIES:

Accounts payable and accrued expenses    $    2,800   $    5,200
Debt                                              -            -

  Total liabilities                      $    2,800   $    5,200

COMMITMENTS AND CONTINGENCIES                     -            -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value;
 100,000,000 shares authorized,
 73,583,000 shares issued
 and outstanding, respectively.         $       736   $      736
Additional paid-in capital                8,197,260    8,197,260
Accumulated deficit                      (8,191,670)  (8,188,009)

  Total stockholders' equity (deficit)  $     6,326   $    9,987

  Total liabilities and stockholders'
    equity (deficit)                    $     9,126   $   15,187


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              For the Year   For the Year   For the Year
                              Nov. 1, 1996   Nov. 1, 1995   Nov. 1, 1994
                                Through        Through        Through
                              Oct. 31, 1997  Oct. 31, 1996  Oct. 31, 1995

REVENUES                      $         -    $         -    $         -

COST AND EXPENSES:
 Selling, general and admin.  $     3,401    $     8,473    $    15,075
 Depreciation and
  amortization                        390            391          2,254
                              $     3,791    $     8,864    $    17,329

  OPERATING LOSS              $    (3,791)   $    (8,864)   $   (17,329)

OTHER INCOME
 Interest income              $       130    $       387    $       817

LOSS BEFORE PROVISION FOR
 INCOME TAXES                 $    (3,661)   $    (8,477)   $   (16,512)
PROVISION FOR INCOME TAXES              -              -              -

NET LOSS BEFORE
 EXTRAORDINARY INCOME         $    (3,661)   $    (8,477)   $   (16,512)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                    -      3,375,119              -

NET INCOME (LOSS)             $    (3,661)     3,366,642    $   (16,512)

Net loss per share            $   (.00005)   $     .0458    $   (0.0002)

Average no. of
share outstanding              73,583,000     73,583,000     73,583,000


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)
   YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996 AND 1997



                                Common Stock
                              $.00001 Par Value    Additonal
                              No. of               Paid-in
                              Shares      Amount   Capital

Balance at October 31, 1992   73,583,000  $736     $1,805,727

Effect of Acquisition with
 Epic                                                (982,000)
Epic's assignment and
 contribution
 of debt to capital                                 7,373,533

Net Loss from 11/1/92
thru 10/31/93

Balance at October 31, 1993   73,583,000  $736     $8,197,260

Net Loss from 11/1/93
thru 10/31/94

Balance at October 31, 1994   73,583,000  $736     $ 8,197,260

Net Loss From 11/1/94
thru 10/31/95

Balance at October 31, 1995   73,583,000  $736     $ 8,197,260

Net Income from 11/1/95
thru 10/31/96

Balance at October 31, 1996   73,583,000  $736     $ 8,197,260

Net Income from 11/1/96
thru 10/31/97

Balance at October 31, 1997   73,583,000  $736     $8,197,260


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)
   YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996 AND 1997


                                  Accumulated
                                  Deficit         Total


Balance at October 31, 1992       $(10,031,053)   $(8,224,590)

Effect of Acquisition with Epic                      (982,000)
Epic's assignment and
 contribution of debt
 to capital                                         7,373,533

Net Loss from 11/1/92
thru 10/31/93                        1,259,975)    (1,259,975)

Balance at October 31, 1993       $(11,291,028)   $(3,093,032)

Net Loss from 11/1/93
thru 10/31/94                         (247,111)      (247,111)

Balance at October 31, 1994       $(11,538,139)   $(3,340,143)

Net Loss From 11/1/94
thru 10/31/95                          (16,512)       (16,512)

Balance at October 31, 1995       $(11,554,651)   $(3,356,655)

Net Income from 11/1/95
thru 10/31/96                        3,366,642      3,366,642

Balance at October 31, 1996       $ (8,188,009)   $     9,987

Net loss from 11/1/96
thru 10/31/97                           (3,661)        (3,661)

Balance at October 31, 1997       $ (8,191,670)   $     6,326


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                     STATEMENTS OF CASH FLOWS
                    INCREASE (DECREASE) IN CASH
                            (Unaudited)




                             For the Year  For the Year  For the Year
                            Nov. 1, 1996  Nov. 1, 1995  Nov. 1, 1994
                            Through       Through       Through
                            Oct. 31, 1997 Oct. 31, 1996 Oct. 31, 1995

Cash flows from
operating activities:
 Net loss                   $(3,661)      $(8,477)      $(16,512)

 Adjustments to
  reconcile net loss
  to net cash
  provided by
  operating
  activities:
  Depreciation and
   amortization             $   390       $   391       $  2,254
  Net changes in
  assets and
  liabilities:
  Accounts payable           (2,400)         (736)        (1,090)
   Total adjustments        $(2,010)      $  (345)      $  1,164

   Net cash provided
   (used) by
   operating
   activities               $(5,671)      $(8,822)      $(15,348)

Net (decrease)
 increase in cash           $(5,671)      $(8,822)      $(15,348)
Cash at beginning
 of period                   14,797        23,619         38,967

Cash at end of period       $ 9,126       $14,797        $23,619


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        October 31, 1997

1)  Nature of Business and Organization

Nova International Films, Inc. (the Company) was incorporated on November 27, 1984 in the State of Delaware. The Company was formed for the purpose of financing and producing motion pictures for distribution in the theatrical,home video and pay and free television markets throughout the world.

a.  Issuance of Common Stock

On January 2, 1986, the Company completed a public offering, whereby ten million (10,000,000) units were sold at $.10 per unit, each unit consisting of one (1) share of Common Stock,$.00001 par value, and one (1) Redeemable Common Stock Purchase Warrant. These warrants have now lapsed.

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

2)  General

The financial statements for the years ended October 31, 1997 and October 31, 1996 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

3)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 October 31, 1997


b.  Depreciation and Amortization

Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five year.

c.  Per Share Amounts

Per share amounts are based on the weighted average number of shares outstanding during the period.

4)  Furniture and Equipment

The following is a summary of Furniture and Equipment at cost, less accumulated depreciation:
                               October 31,       October 31,
                                 1997             1996

Office/Computer Equipment      $38,153           $38,153
Telephone Equipment             10,934            10,934
Furniture & Equipment
    at cost                     49,087            49,087
Accumulated Depreciation        49,087            48,697
                               $   -0-           $   390

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

                  NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997



As of November 30, 1995, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Years Ended October 31, 1996 and October 31, 1995.

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $9,126 as of October 31, 1997. Accordingly, the Company has significantly reduced its overhead.

                            SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NOVA INTERNATIONAL FILMS, INC.


                              By: /s/Martin Rifkin
                                  Martin Rifkin, President


                              Date: January 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                          Date

/s/William Rifkin        Chairman of the Board,         01/28/98
William Rifkin           Secretary and Director
                         (Principal Executive Officer,
                         Principal Financial Officer
                         and Principal Accounting
                         Officer)

/s/Martin Rifkin         President, Treasurer           01/28/98
Martin Rifkin            and Director

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.


No annual report covering the Registrant's last fiscal year or proxy material has been sent to security holders of the Registrant.