Form 10QSB
period 1998-01-31
NOVA INTERNATIONAL FILMS INC
filed 1998-03-17
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                         FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to


                 Commission file number 2-98997-NY


                 NOVA INTERNATIONAL FILMS,  INC.
    (Exact name of Small Business Issuer as Specified in its Charter)


Delaware                                               11-2717273
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

                        6350 N.E. Campus Drive
                     Vancouver, Washington  98661
               (Address of Principal Executive Offices)

                          (360) 737-6800
         (Issuer's Telephone Number, including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X              No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          Common, $.00001 par value per share: 73,583,000
                 outstanding as of March 12, 1998

                PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                   Period Ended January 31, 1998



          Item                                         Page

Item 1 -  Financial Statements

          Balance Sheets                               3

          Statements of Operations                     4

          Statements of Cash Flows                     5

          Notes to Financial Statements                6-8

Item 2 -  Management's Discussion and Analysis
          or Plan of Operation                         9

                  NOVA INTERNATIONAL FILMS, INC.
                          BALANCE SHEETS
                            (Unaudited)



                                    JANUARY 31,    OCTOBER 31,
                                    1998           1997

ASSETS

Cash                                $     7,556    $     9,126
Furniture and equipment at
 cost, less accumulated
  depreciation                                -              -

  Total assets                      $     7,556    $     9,126


LIABILITIES AND
STOCKHOLDERS'  EQUITY

LIABILITIES:

Accounts payable and
 accrued expenses                   $     1,800    $     2,800

  Total liabilities                 $     1,800    $     2,800

COMMITMENTS AND CONTINGENCIES                 -              -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001
 par value; 100,000,000
 shares authorized,
 73,583,000 shares issued
 and outstanding,
 respectively.                      $       736    $       736
Additional paid-in capital            8,197,260      8,197,260
Accumulated deficit                  (8,192,240)    (8,191,670)

  Total stockholders' equity        $     5,756    $     6,326

  Total liabilities and
  stockholders' equity              $     7,556    $     9,126


      The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
               STATEMENTS OF OPERATIONS (Unaudited)


                                    For the Quarter  For the Quarter
                                    Ended            Ended
                                    Jan. 31, 1998    Jan. 31, 1997

REVENUES                            $         -      $         -
COSTS AND EXPENSES:
 General and administrative                 570              213
 Depreciation and amortization                -               97
                                           (570)            (310)

  OPERATING LOSS                           (570)            (310)
OTHER INCOME:
 Interest income                              -               71
                                              -               71
OTHER EXPENSES:
 Interest expense                             -                -
                                              -                -

(LOSS) BEFORE PROVISION
 FOR INCOME TAXES                          (570)            (239)

PROVISION FOR INCOME TAXES                    -                -
NET INCOME (LOSS)                   $      (570)     $      (239)

Net income (loss) per share             (.00001)     $   (0.0000)
Average no. of shares
 outstanding                         73,583,000       73,583,000

     The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                     STATEMENTS OF CASH FLOWS
                    INCREASE (DECREASE) IN CASH
                            (Unaudited)


                                    For the          For the
                                    Quarter Ended    Quarter Ended
                                    Jan. 31, 1998    Jan. 31, 1997

Cash flows from
 operating activities:
Net loss                            $   (570)        $    (239)
Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:

Depreciation and
 amortization                              -                97

Net changes in assets
 and liabilities:

Accounts payable                      (1,000)            (200)

Total adjustments                     (1,000)            (103)

Net cash provided (used)
 by operating activities              (1,570)            (342)

Net (decrease) increase
 in cash                              (1,570)            (342)

Cash at beginning of period            9,126           14,797

Cash at end of period               $  7,556         $ 14,455


     The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 1998


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

2)  General

The financial statements for the quarter ended January 31, 1998 and for the year ended October 31, 1997 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

                   NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 1998


3)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

b.  Depreciation and Amortization

Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five year. All assets are fully depreciated as of January 31, 1998.

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

As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for the fiscal year ended October 31, 1997 and the quarter ended January 31, 1998.


                   NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 1998


7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $7,556 as of January 31, 1998. Accordingly, the Company has significantly reduced its overhead.

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.


     The Company had no revenues for the three months ended January 31, 1998 and 1997. For the three months ended January 31, 1998, the Company had a net loss of $(570) as compared to a net loss of $(310) for the three months ended January 31, 1997.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $7,556 as of January 31, 1998. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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

          (a)  Exhibits.

          There are no exhibits applicable to this Form 10-QSB.

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



                                NOVA INTERNATIONAL FILMS, INC.
                                (Registrant)



Dated: March 16, 1998           By:  /s/William Rifkin
                                     William Rifkin,
                                     Chairman of the Board
                                     (Principal Executive Officer)



Dated: March 16, 1998           By:  /s/William Rifkin
                                     William Rifkin, Principal
                                     Financial Officer