Form 10QSB
period 1998-04-30
NOVA INTERNATIONAL FILMS INC
filed 1998-06-10
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to


                 Commission file number 2-98997-NY


                  NOVA INTERNATIONAL FILMS,  INC.
 (Exact name of Small Business Issuer as Specified in its Charter)


Delaware                                              11-2717273
(State or other jurisdiction                     (I.R.S.Employer
of incorporation or                               Identification
organization)                                            Number)

                      6350 N.E. Campus Drive
                   Vancouver, Washington  98661
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

          Common, $.00001 par value per share: 73,583,000
                  outstanding as of June 1, 1998

                 PART I  -  FINANCIAL INFORMATION


Item 1.    Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                    Period Ended April 30, 1998



          Item                                       Page

Item 1 -  Financial Statements

          Balance Sheets                             3

          Statements of Operations                   4-5

          Statements of Cash Flows                   6

          Notes to Financial Statements              7-8

Item 2 -  Management's Discussion and Analysis
          or Plan of Operation                       9

                  NOVA INTERNATIONAL FILMS, INC.
                        BALANCE SHEETS
                        (Unaudited)



                                     APRIL 3O,    OCTOBER 31,
                                     1998         1997

ASSETS

Cash                                 $  6,943     $  9,126
Furniture and equipment at cost,
 less accumulated depreciation             -            -

  Total assets                       $  6,943     $  9,126


LIABILITIES AND STOCKHOLDERS'
 EQUITY

LIABILITIES:

Accounts payable and accrued
 expenses                            $  1,800     $  2,800

  Total liabilities                  $  1,800     $  2,800

COMMITMENTS AND CONTINGENCIES              -            -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
 100,000,000 shares authorized,
 73,583,000 shares issued
 and outstanding, respectively.      $    736     $   736
Additional paid-in capital            8,197,260    8,197,260
Accumulated deficit                  (8,192,853)  (8,191,670)

Total stockholders' equity           $    5,143   $    6,326

Total liabilities and
 stockholders' equity                $   6,943    $    9,126


 The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the          For the
                                 Quarter Ended    Quarter Ended
                                 April 30, 1998   April 30, 1997


REVENUES                         $        -       $       -

COSTS AND EXPENSES:
 General and administrative      $      613       $   1,440
 Depreciation and amortization            0              98
                                 $      613       $   1,538

  OPERATING LOSS                 $     (613)      $  (1,538)

OTHER INCOME:
 Interest income                          0              59

LOSS BEFORE PROVISION
 FOR INCOME TAXES                $     (613)      $  (1,479)

PROVISION FOR INCOME TAXES                -               -

NET INCOME (LOSS)                $     (613)      $  (1,479)

Net (Income loss) per share      $   .00000       $ (.00002)

Average no. of
 shares outstanding               73,583,000       73,583,000



 The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF OPERATIONS
                         (Unaudited)



                                  For the Six      For the Six
                                  Mos. Ended       Mos. Ended
                                  April 30, 1998   April 30,1997


REVENUES                          $          -     $       -

COSTS AND EXPENSES:
 General and administrative       $      1,183     $      1,653
 Depreciation and amortization               0              195
                                  $      1,183     $      1,848

  OPERATING LOSS                  $     (1,183)    $     (1,848)

OTHER INCOME:
 Interest income                             0              130

LOSS BEFORE PROVISION
 FOR INCOME TAXES                 $     (1,183)    $     (1,718)

PROVISION FOR INCOME TAXES                   -                -

NET INCOME (LOSS)                 $     (1,183)    $     (1,718)

Net (Income loss) per share       $     .00002     $     .00002

Average no. of shares
 outstanding                       73,583,000       73,583,000



 The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH
                          (Unaudited)



                                For the Six      For the Six
                                Mos. Ended       Mos. Ended
                                Apr. 30, 1998    Apr. 30, 1997

Cash flows from operating
 activities:

  Net loss                      $ (1,183)        $ (1,718)

Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:

Depreciation and amortization   $     0          $   195

  Net changes in assets
 and liabilities:

   Accounts payable              (1,000)          (1,400)

    Total adjustments           $(1,000)         $(1,205)

Net cash provided (used) by
 operating activities           $  (2,183)       $(2,923)

  Net (decrease) increase
 in cash                        $  (2,183)       $(2,923)
  Cash at beginning of period       9,126         14,797

  Cash at end of period         $   6,943        $ 11,874



 The accompanying notes are an integral part of these statements.

                 NOVA INTERNATIONAL FILMS, INC.
                 NOTES TO FINANCIAL STATEMENTS
                         APRIL 30, 1998

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

2)  General

The financial statements for the quarter ended January 31, 1997 and for the years ended October 31, 1997 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

3)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                 NOVA INTERNATIONAL FILMS, INC.
                 NOTES TO FINANCIAL STATEMENTS
                          APRIL 30, 1998



b.  Depreciation and Amortization

Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five year. All assets are fully depreciated as of October 31, 1997.

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

As of November 30, 1996, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal the quarter ended January 31, 1997.

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $6,956 as of April 30, 1998. Accordingly, the Company has significantly reduced its overhead.

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.

The Company had no revenues for the three and six months ended April 30, 1998 and 1997. For the three months ended April 30, 1998, the Company had a net loss of $(613) as compared to a net loss of $(1,479) for the three
months ended April 30, 1997.   For the six months ended April 30, 1998, the
Company had a net loss of $(1,183) as compared to a net loss of $(1,718) for the six months ended April 30, 1997.

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $6,943 as of April 30, 1998. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                                 NOVA INTERNATIONAL FILMS, INC.
                                 (Registrant)



Dated: June 5, 1998              By: /s/William Rifkin
                                     William Rifkin,
                                     Chairman of the Board
                                     (Principal Executive Officer)


Dated: June 5, 1998              By: /s/William Rifkin
                                     William Rifkin,
                                     Principal Financial Officer