Form 10QSB
period 1998-07-31
NOVA INTERNATIONAL FILMS INC
filed 1998-09-15
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                             FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1998

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

           Common, $.00001 par value per share: 73,583,000
                 outstanding as of September 1, 1998

                   PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                    NOVA INTERNATIONAL FILMS, INC.

                    Index to Financial Information

                      Period Ended July 31, 1998



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

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                             JULY 31,      OCTOBER 31,
                                             1998          1997

ASSETS

Cash                                         $      4,979  $      9,126
Furniture and equipment at cost, less
  accumulated depreciation                              -             -

  Total assets                               $      4,979  $      9,126


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and accrued expenses        $     1,300   $     2,800

  Total liabilities                          $     1,300   $     2,800

COMMITMENTS AND CONTINGENCIES                          -             -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
 100,000,000 shares authorized,
 73,583,000 shares issued
 and outstanding, respectively.              $       736   $      736
Additional paid-in capital                     8,197,260    8,197,260
Accumulated deficit                           (8,194,317)  (8,191,670)

  Total stockholders' equity                 $     3,679   $    6,326

  Total liabilities and
   stockholders' equity                      $     4,979   $    9,126


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             For the         For the
                                             Quarter Ended   Quarter Ended
                                             July 31, 1998   July 31, 1997


REVENUES                                     $          -    $          -

COSTS AND EXPENSES:
 General and administrative                  $      1,464    $      1,466
 Depreciation and amortization                          0              98
                                             $      1,464    $      1,564

  OPERATING (LOSS)                           $     (1,464)   $     (1,564)

OTHER INCOME:
 Interest income                                        0              78

(LOSS) BEFORE PROVISION FOR INCOME TAXES     $     (1,464)   $     (1,486)

PROVISION FOR INCOME TAXES                              -               -

NET INCOME (LOSS)                            $     (1,464)   $     (1,486)

Net Income (loss) per share                  $    (.00002)   $    (.00002)

Average no. of shares outstanding              73,583,000      73,583,000



The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             For the Nine    For the Nine
                                             Mos. Ended      Mos. Ended
                                             July 31, 1998   July 31, 1997


REVENUES                                     $           -   $          -

COSTS AND EXPENSES:
 General and administrative                  $      2,647    $      2,701
 Depreciation and amortization                          0             292
                                             $      2,647    $      2,993

  OPERATING (LOSS)                           $     (2,647)   $     (2,993)

OTHER INCOME:
 Interest income                                        0             130

(loss) BEFORE PROVISION FOR INCOME TAXES     $     (2,647)   $     (2,863)

PROVISION FOR INCOME TAXES                              -               -

NET INCOME (LOSS)                            $     (2,647)   $     (2,863)

Net Income (loss) per share                  $    (.00004)   $    (.00004)

Average no. of shares outstanding              73,583,000      73,583,000



The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)



                                             For the Nine     For the Nine
                                             Mos. Ended       Mos. Ended
                                             July 31, 1998    July 31, 1997

Cash flows from operating activities:

  Net (loss)                                 $ (2,647)       $  (2,863)

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

   Depreciation and amortization             $      0        $     292

  Net changes in assets and liabilities:

   Accounts payable                            (1,500)          (2,400)

    Total adjustments                        $ (1,500)       $  (2,108)
    Net cash provided (used) by
     operating activities                    $ (4,147)       $  (4,971)

  Net (decrease) increase in cash            $ (4,147)       $  (4,971)
  Cash at beginning of period                   9,126           14,797

  Cash at end of period                      $  4,979        $   9,826


The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1998

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

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1998



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

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $4,979 as of July 31, 1998. Accordingly, the Company has significantly reduced its overhead.

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.


The Company had no revenues for the three and nine months ended July 31, 1998 and 1997. For the three months ended July 31, 1998, the Company had a net loss of $(1,464) as compared to a net loss of $(1,486) for the three
months ended July 31, 1997.   For the nine months ended July 31, 1998, the
Company had a net loss of $(2,647) as compared to a net loss of $(2,863) for the nine months ended July 31, 1997.

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $4,979 as of July 31, 1998. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)



Dated: September 14, 1998          By: /s/William Rifkin
                                       William Rifkin,
                                       Chairman of the Board
                                       (Principal Executive Officer)



Dated: September 14, 1998         By:  /s/William Rifkin
                                       William Rifkin,
                                       Principal Financial Officer