Form 10QSB/A
period 1998-07-31
NOVA INTERNATIONAL FILMS INC
filed 1998-09-17
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                             FORM 10-QSB/A

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

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             For the         For the
                                             Quarter Ended   Quarter Ended
                                             July 31, 1998   July 31, 1997


REVENUES                                     $          -    $          -

COSTS AND EXPENSES:
 General and administrative                  $      1,464    $      1,048
 Depreciation and amortization                          0              97
                                             $      1,464    $      1,145

  OPERATING (LOSS)                           $     (1,464)   $     (1,145)

OTHER INCOME:
 Interest income                                        0               0

(LOSS) BEFORE PROVISION FOR INCOME TAXES     $     (1,464)   $     (1,145)

PROVISION FOR INCOME TAXES                              -               -

NET INCOME (LOSS)                            $     (1,464)   $     (1,145)

Net Income (loss) per share                  $    (.00002)   $    (.00002)

Average no. of shares outstanding              73,583,000      73,583,000



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

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.


The Company had no revenues for the three and nine months ended July 31, 1998 and 1997. For the three months ended July 31, 1998, the Company had a net loss of $(1,464) as compared to a net loss of $(1,145) for the three
months ended July 31, 1997.   For the nine months ended July 31, 1998, the
Company had a net loss of $(2,647) as compared to a net loss of $(2,863) for the nine months ended July 31, 1997.

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