Form 10KSB
period 1998-10-31
NOVA INTERNATIONAL FILMS INC
filed 1999-01-27
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                            FORM 10-KSB
        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended OCTOBER 31, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 2-98997-NY

                  NOVA INTERNATIONAL FILMS, INC.
          (Name of Small Business Issuer in Its Charter)

Delaware                                                 11-2717273
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)            Identification Number)

6350 N.E. Campus Drive
Vancouver, Washington                                        98661
(Address of principal                                   (Zip Code)
executive offices)

  Issuer's telephone number, including area code:  (360) 737-6800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [   ]  N/A

    State Issuer's revenues for its most recent fiscal year: $0.

As of December 31, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (15,083,000 shares) was approximately $150,830. The number of shares outstanding of the Common Stock ($.00001 par value) of the Issuer as of the close of business on December 31, 1998 was 73,583,000.

             Documents Incorporated by Reference:  None

                              PART I

Item 1.     Description of Business.

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

Pursuant to an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic, the Company on May 12, 1993 (the "Closing") sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc., a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation; (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?", (iii) the Carlito's Way Rights and (iv) the Van Damme Rights. See Part III, Item 12.

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

In addition, as a result of other transactions described in Part III, Item 12, the Company has eliminated its bank indebtedness.

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

The Company was involved in various phases of exploration, acquisition, and development of properties with the primary intention of producing theatrical motion pictures. From this development process, the Company was able to complete and release during fiscal 1990 the two films it placed into production in fiscal 1989. These films were entitled "Triumph of the Spirit" and "Firebirds". Additionally, as more fully described above, the Company acquired in January 1990 all of the issued and outstanding capital stock of Byzantine which at the time owned the rights to the completed film property "Why Me?". This film was also released during fiscal year 1990. See disclosure above under "General development of business", however, for information on the sale of all of the Company's film properties. As a result, the Company has no current business operations.

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

Item 2.     Description of Property.

The Company maintains its offices on a rent-free month-to-month basis in office space provided by one of its officers. The office is located at 6350 N.E. Campus Drive, Vancouver, Washington 98661.

Item 3.     Legal Proceedings.

At the present time, there is no material litigation pending or, to management's knowledge, threatened against the Company.

Item 4.     Submission of Matters to a Vote of Security-Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                              PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

(a)     Market Information.

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

                                                 Bid Prices
Period                                         High       Low

Fiscal Year Ended October 31, 1997:

Nov. 1, 1996 to Jan. 31, 1997                  $.03       $.01
Feb. 1, 1997 to April 30, 1997                 $.02       $.01
May 1, 1997 to July 31, 1997                   $.03       $.01
Aug. 1, 1997 to Oct. 31, 1997                  $.01       $.01

Fiscal Year Ended October 31, 1998:

Nov. 1, 1997 to Jan. 31, 1998                  $.01       $.01
Feb. 1, 1998 to April 30, 1998                 $.01       $.01
May 1, 1998 to July 31, 1998                   $.01       $.01
Aug. 1, 1998 to Oct. 31, 1998                  $.01       $.01

(b)     Holders.

As of December 31, 1998, there were approximately 625 record holders of the Company's Common Stock.

(c)     Dividends.

No dividends have been declared or paid on the Company's Common Stock since inception. The Company presently intends to retain earnings, if ever achieved, for use in its business and, therefore, there is no assurance when, or if ever, dividends may be paid.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

Results of Operations

The Company had no revenues for the fiscal years ended October 31, 1997 and 1998. During the fiscal year ended October 31, 1998, the Company had a net loss of $ $(4,254) as compared to a net loss of $(3,661) during the fiscal year ended October 31, 1997, as compared to net income of $3,366,642 for the year ended October 31, 1996. The net income for the year ended October 31, 1996 is principally due to the forgiveness of debt of $3,375,119 resulting from Epic assuming as of November 30, 1995 the remaining $3 million Nonrecourse Obligations. As a result of the foregoing, the Company has eliminated its bank indebtedness.

Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $3,872 as of October 31, 1998. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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

Year 2000 Issue

The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities. As a result, many companies will be required to undertake major projects to address the year 2000 issue.

Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company in the event the Company acquires or participates in another business opportunity. Management intends to address this potential problem with any prospective merger, acquisition candidate or other participant. There can be no assurances that management of the Company will be able to avoid a problem in this regard in the event the Company acquires or participates in another business opportunity.

Item 7.     Financial Statements.

See the Financial Statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                             PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

                          Present Position           Has Served As
Name             Age      and Offices                Director Since

William Rifkin   78       Chairman of the Board,     December 1984
                          Secretary and Director

Martin Rifkin    37       President, Treasurer       April 1985
                          and Director

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

MARTIN RIFKIN has been President and Treasurer of the Company since
October 1994 and a Director since April 1985. In addition, from April 1985 to October 1994, he was Vice President of the Company. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now, Inc., a public company which manufactures and markets nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. (see biography of William
Rifkin above) since September 1983 and Vice President since June 1985. Since February 1994, Mr. Rifkin has been a Director of Cyberia Holdings,
Inc., formerly known as NW Venture Corp.   Also, from February 1994 to
January 1997, he was its President, Secretary and Treasurer. Martin Rifkin is the son of William Rifkin.

Item 10.     Executive Compensation.

For the fiscal year ended October 31, 1998, none of the Company's executive officers received compensation from the Company.

Since inception, no director has received any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                              Number                Percent of Shares of
Name and Address              Owned                 Class

William Rifkin                53,050,000(1)         72.1%
6350 N.E. Campus Drive
Vancouver, WA

Martin Rifkin                  5,450,000(2)          7.4%
6350 N.E. Campus Drive
Vancouver, WA

All Officers and               58,500,000(1)(2)     79.5%
Directors as a Group
(consisting of 2 persons)


(1)Includes 2,000,000 shares owned of record by the wife of William Rifkin, which shares may be deemed to be beneficially owned by him.

(2)Includes 850,000 shares owned of record by the wife of Martin Rifkin, which shares may be deemed to be beneficially owned by him, and 150,000 shares held by Martin Rifkin as custodian for his daughter under the Uniform Gifts to Minors Act.

Item 12.  Certain Relationships and Related Transactions.

Prior to December 27, 1995, Epic Productions, Inc. ("Epic") owned
40,000,000 shares of Common Stock of the Company which represented approximately 54% of the outstanding shares of the Company's Common Stock. On December 27, 1995, Epic sold all of such shares to William Rifkin. As a result, Epic is no longer a stockholder of the Company.

Pursuant to an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic, the Company on May 12, 1993 (the "Closing") sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc., a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?" (sometimes collectively herein the "Completed Films"), (iii) the Carlito's Way Rights (as defined in Part I,
Item 1) and (iv) the Van Damme Rights (as defined in Part I, Item 1).

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

Item 13.     Exhibits, List and Reports on Form 8-K.

(a)     Exhibits.

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


(1)Incorporated herein by reference from Registrant's Registration Statement on Form S-18, effective November 12, 1985.

(2)Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

(3)Incorporated herein by reference from Registrant's Current Report on Form 8-K (dated: May 12, 1993).

(4)Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

(5)Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

(6)Incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

(b)     Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

None.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)


                                   By:/s/Martin Rifkin
                                      Martin Rifkin, President

Dated: January 22, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature          Title                         Date


/s/William Rifkin  Chairman of the Board,        1/22/99
William Rifkin     Secretary and Director
                   Principal Executive\Officer,
                   Principal Financial Officer
                   and Principal Accounting
                   Officer)

/s/Martin Rifkin   President, Treasurer,         1/22/99
Martin Rifkin      and Director

                    NOVA INTERNATIONAL FILMS, INC.

                           OCTOBER 31, 1998

                     INDEX TO FINANCIAL STATEMENTS


                                                     Page

Introductory Comment                                 14
Balance Sheets                                       15
Statements of Operations                             16
Statements of Stockholders' Equity (Deficit)         17
Statements of Cash Flows                             19
Notes to Financial Statements                        20

                          NOVA INTERNATIONAL FILMS, INC.

                                 OCTOBER 31, 1998


The financial information included herein is unaudited. However, in the opinion of management the accompanying Balance Sheet of Nova International Films, Inc. as of October 31, 1998 and 1997, and the related Statements of Operations, Cash Flows and Stockholders' Equity (Deficit) for the periods ended October 31, 1998, 1997, and 1996, present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 1998 and 1997, and the results of operations, cash flows and its Stockholders' equity (deficit) for the periods ended October 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses before extraordinary income in each of the last three fiscal years which have severely depleted its working capital and have raised doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in "Management's Discussion and Analysis or Plan of Operation". The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                          October 31,   October 31,
                                          1998          1997

ASSETS

Cash                                      $  3,872      $  9,126

  Total assets                            $  3,872      $  9,126


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and
accrued expenses                         $   1,800     $   2,800
Debt                                             -             -

  Total liabilities                      $   1,800     $   2,800

COMMITMENTS AND CONTINGENCIES                    -             -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value;
100,000,000 shares authorized,
73,583,000 shares issued
and outstanding, respectively.           $      736    $     736
Additional paid-in capital                8,197,260     8,197,260
Accumulated deficit                      (8,195,924)   (8,191,670)

Total stockholders'
equity (deficit)                         $    2,072    $    6,326

Total liabilities and
stockholders'
equity (deficit)                         $    3,872    $  15,187


        The accompanying notes are an integral part of these statements.

                       NOVA INTERNATIONAL FILMS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                 For the Year   For the Year   For the Year
                                 Nov. 1, 1997   Nov. 1, 1996   Nov. 1, 1995

                                 Through        Through        Through
                                 Oct. 31, 1998  Oct. 31, 1997  Oct. 31, 1996

REVENUES                         $   -          $ -            $ -

COST AND EXPENSES:
 Selling, general and admin.     $ 4,254        $ 3,401        $ 8,473
 Depreciation and amortization                      390            391

                                 $ 4,254        $  3,791       $ 8,864

  OPERATING LOSS                 $(4,254)       $ (3,791)      $(8,864)

OTHER INCOME
 Interest income                 $-             $ 130          $ 387

LOSS BEFORE PROVISION FOR
 INCOME TAXES                    $(4,254)       $(3,661)       $(8,477)
PROVISION FOR INCOME TAXES             -              -              -

NET LOSS BEFORE
EXTRAORDINARY INCOME             $(4,254)       $(3,661)       $(8,477)

EXTRAORDINARY INCOME:
 Forgiveness of Debt                   -              -        3,375,119

NET INCOME (LOSS)                $(4,254)       $(3,661)       3,366,642

Net loss per share               $(.00006)      $(.00005)      $.04575

Average no. of share
outstanding                      73,583,000     73,583,000     73,583,000


        The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
       YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996, 1997 AND 1998




                                             Common Stock
                                           $.00001 Par Value     Additonal
                                           No. of                Paid-in
                                           Shares      Amount    Capital

Balance at October 31, 1992                73,583,000  $736      $1,805,727

Effect of Acquisition with Epic                                    (982,000)
Epic's assignment and contribution
 of debt to capital                                               7,373,533

Net Loss from 11/1/92 thru 10/31/93

Balance at October 31, 1993                73,583,000  $736      $8,197,260

Net Loss from 11/1/93 thru 10/31/94

Balance at October 31, 1994                73,583,000  $736      $8,197,260

Net Loss From 11/1/94 thru 10/31/95

Balance at October 31, 1995                73,583,000  $736      $8,197,260

Net Income from 11/1/95 thru 10/31/96

Balance at October 31, 1996                73,583,000  $736      $8,197,260

Net Income from 11/1/96 thru 10/31/97

Balance at October 31, 1997                73,583,000  $736      $8,197,260

Net Income from 11/1/97 thru 10/31/98

Balance at October 31, 1998                73,583,000  $736      $8,197,260


        The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
       YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996, 1997 AND 1998


                                                Accumulated
                                                  Deficit        Total

Balance at October 31, 1992                     $  (10,031,053)  $ (8,224,590)

Effect of Acquisition with Epic                                      (982,000)
Epic's assignment and contribution
  of debt to capital                                                7,373,533

Net Loss from 11/1/92 thru 10/31/93                  1,259,975)    (1,259,975)

Balance at October 31, 1993                     $  (11,291,028)   $(3,093,032)

Net Loss from 11/1/93 thru 10/31/94                   (247,111)      (247,111)

Balance at October 31, 1994                     $  (11,538,139)   $(3,340,143)

Net Loss From 11/1/94 thru 10/31/95                    (16,512)       (16,512)

Balance at October 31, 1995                     $  (11,554,651)   $(3,356,655)

Net Income from 11/1/95 thru 10/31/96                3,366,642      3,366,642

Balance at October 31, 1996                     $   (8,188,009)   $     9,987

Net loss from 11/1/96 thru 10/31/97                     (3,661)        (3,661)

Balance at October 31, 1997                     $   (8,191,670)   $     6,326

Net loss from 11/1/97 thru 10/31/98                     (4,254)        (4,254)

Balance at October 31, 1997                     $   (8,195,924)   $    (2,072)


        The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)




                                For the Year    For the Year    For the Year
                                Nov. 1, 1997    Nov. 1, 1996    Nov. 1, 1995
                                Through         Through         Through
                                Oct. 31, 1998   Oct. 31, 1997   Oct. 31, 1996

Cash flows from
operating activities:
 Net loss                       $ (4,254)       $ (3,661)       $ (8,477)

 Adjustments to
 reconcile net loss
 to net cash provided
 by operating activities:
Depreciation and amortization   $     -        $     390        $    391
  Net changes in assets and
    liabilities:
  Accounts payable                (1,000)         (2,400)           (736)
   Total adjustments            $  1,000       $  (2,010)       $   (345)

Net cash provided (used)
 by operating activities        $ (5,254)      $  (5,671)       $ (8,822)

Net (decrease) increase
in cash                         $ (5,254)      $  (5,671)       $ (8,822)
Cash at beginning of period        9,126          14,797          23,619

Cash at end of period           $  3,872       $   9,126        $ 14,797


        The accompanying notes are an integral part of these statements.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 October 31, 1998

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


2)  General

The financial statements for the years ended October 31, 1998 and October
31, 1997 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

3)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                         NOVA INTERNATIONAL FILMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 October 31, 1998



b.  Depreciation and Amortization

Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five year.


c.  Per Share Amounts

Per share amounts are based on the weighted average number of shares outstanding during the period.

4) Debt

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

As of November 30, 1995, Nova assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As such no interest was accrued for Fiscal Years Ended October 31, 1996.

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $3,872 as of October 31, 1998. Accordingly, the Company has significantly reduced its overhead.