Form 10QSB
period 1999-01-31
NOVA INTERNATIONAL FILMS INC
filed 1999-03-17
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1999

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

          Common, $.00001 par value per share: 73,583,000
                  outstanding as of March 1, 1999

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                   Period Ended January 31, 1999



           Item                                            Page

Item 1 -   Financial Statements

           Balance Sheets                                  3

           Statements of Operations                        4

           Statements of Cash Flows                        5

           Notes to Financial Statements                   6-7

Item 2 -   Management's Discussion and Analysis
           or Plan of Operation                            8

                  NOVA INTERNATIONAL FILMS, INC.
                          BALANCE SHEETS
                            (Unaudited)


                              JANUARY 31,    OCTOBER 31,
                                1999           1998

ASSETS

Cash                          $      2,359   $      3,872
Furniture and equipment
 at cost, less
 accumulated depreciation                -              -

  Total assets                $      2,359   $      3,872


LIABILITIES AND
STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and
 accrued expenses             $     1,800    $     1,800

  Total liabilities           $     1,800    $     1,800

COMMITMENTS AND
 CONTINGENCIES                          -              -
 STOCKHOLDERS' EQUITY:

Common Stock, $.00001
par value; 100,000,000
shares authorized,
73,583,000 shares
 issued and outstanding,
 respectively.                $       736    $       736
Additional paid-in capital       8,197,260     8,197,260
Accumulated deficit             (8,197,437)   (8,195,924)

Total stockholders' equity    $        559   $     2,072

  Total liabilities and
   stockholders' equity       $      2,359   $     3,872



The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)


                              For the        For the
                              Quarter Ended  Quarter Ended
                              Jan. 31, 1999  Jan. 31, 1998

REVENUES                      $           -  $           -
COSTS AND EXPENSES:
General and administrative            1,513  $         570
Depreciation and
 amortization                             -              -
                              $       1,513  $         570

OPERATING LOSS                $      (1,513) $        (570)
(LOSS) BEFORE PROVISION
 FOR INCOME TAXES             $      (1,513) $        (570)

PROVISION FOR INCOME TAXES                -              -
NET INCOME (LOSS)             $      (1,513) $        (570)

Net income (loss) per share   $     (.00002) $     (.00001)
Average no. of shares
 outstanding                     73,583,000     73,583,000




The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                     STATEMENTS OF CASH FLOWS
                    INCREASE (DECREASE) IN CASH
                            (Unaudited)


                                 For the         For the
                                 Quarter Ended   Quarter Ended
                                 Jan. 31, 1999   Jan. 31, 1998
Cash flows from
 operating activities:
Net loss                         $(1,513)        $  (570)
Adjustments to
 reconcile net loss
 to net cash provided
 by operating
 activities:

Depreciation and amortization          -               -

Net changes in assets
 and liabilities:
Accounts payable                 $     -         $(1,000)
 Total adjustments               $     -         $(1,000)
Net cash provided
 (used) by operating
 activities                      $(1,513)        $(1,570)

Net (decrease)
 increase in cash                $(1,513)        $(1,570)
Cash at beginning
 of period                         3,872           9,126
Cash at end of period            $ 2,359         $ 7,556



The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 1999

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

                 NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 1999


b.  Depreciation and Amortization

Furniture and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related assets, which is typically five year. All assets are fully depreciated as of October 31, 1998.


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

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $2,359 as of January 31, 1999. Accordingly, the Company has significantly reduced its overhead.

Item 2.  Management's Discussion and Analysis
         or Plan of Operation.


The Company had no revenues for the three months ended January 31, 1999. For the three months ended January 31, 1999, the Company had a net loss of $(1,513) as compared to a net loss of $(570) for the three months ended January 31, 1998.

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $2,359 as of January 31, 1999. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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

                                  NOVA INTERNATIONAL FILMS, INC.
                                  (Registrant)



Dated: March 16, 1999             By:/s/William Rifkin
                                     William Rifkin,
                                     Chairman of the Board
                                     (Principal Executive Officer)



Dated: March 16, 1999             By:/s/William Rifkin
                                     William Rifkin, Principal
                                     Financial Officer