Form 10QSB
period 1999-04-30
NOVA INTERNATIONAL FILMS INC
filed 1999-06-10
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                         FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1999

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

          Common, $.00001 par value per share: 73,583,000
                  outstanding as of June 1, 1999

                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                    Period Ended April 30, 1999



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

                  NOVA INTERNATIONAL FILMS, INC.
                         BALANCE SHEETS
                            (Unaudited)



                                             APRIL 3O,      OCTOBER 31,
                                             1999           1998

ASSETS

Cash                                         $      384     $    3,872

  Total assets                               $      384     $    3,872


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and accrued expenses        $      800     $    1,800

  Total liabilities                          $      800     $    1,800

COMMITMENTS AND CONTINGENCIES                         -              -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
100,000,000 shares authorized,
73,583,000 shares issued
and outstanding, respectively.               $      736     $      736
Additional paid-in capital                    8,197,260      8,197,260
Accumulated deficit                          (8,198,412)    (8,195,924)

  Total stockholders' equity                $      (416)    $    2,072

Total liabilities
and stockholders' equity                    $       384     $    3,872



    The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                  For the         For the
                                  Quarter Ended   Quarter Ended
                                  April 30, 1999  April 30, 1998


REVENUES                          $   -           $   -

COSTS AND EXPENSES:
 General and administrative       $ 975           $ 613

  OPERATING LOSS                  $(975)          $(613)

PROVISION FOR INCOME TAXES            -               -

NET INCOME (LOSS)                 $(975)          $ 613)

Net (Income loss) per share       $(.00001)       $(.00001)

Average no. of
shares outstanding                73,583,000      73,583,000

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF OPERATIONS
                        (Unaudited)



                                  For the Six     For the Six
                                  Mos. Ended      Mos. Ended
                                  April 30, 1999  April 30, 1998


REVENUES                          $     -         $     -

COSTS AND EXPENSES:
 General and administrative       $ 2,488         $ 1,183

LOSS BEFORE PROVISION
 FOR INCOME TAXES                 $(2,488)        $(1,183)

PROVISION FOR INCOME TAXES              -               -

NET INCOME (LOSS)                 $(2,488)        $(1,183)

Net (Income loss) per share       $.00003         $.00002

Average no.
of shares outstanding             73,583,000      73,583,000



The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH
                          (Unaudited)


                                      For the Six    For the Six
                                      Mos. Ended     Mos. Ended
                                      Apr. 30, 1999  Apr. 30, 1998

Cash flows
 from operating activities:

  Net loss                            $ (2,488)      $ (1,183)

  Net changes in assets
   and liabilities:

   Accounts payable                     (1,000)       (1,000)

    Total adjustments                  $(1,000)      $(1,000)

    Net cash provided
    (used) by
     operating activities              $(3,488)      $(2,183)

  Net (decrease) increase in cash      $(3,488)      $(2,183)
  Cash at beginning of period            3,872         9,126

  Cash at end of period                $   384       $ 6,943


        The accompanying notes are an integral part of these statements.

                    NOVA INTERNATIONAL FILMS, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 1999

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

    b.  Disposition of Assets

On May 12, 1993 (the "Closing"), the stockholders of the Company approved an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic Productions, Inc. ("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?", (sometimes collectively herein the "Completed Films"); and (iii) the Company's rights related to the film project "Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #5 "Debt" and modified the loan arrangements hereafter plus other indebtedness due Epic from the Company.


2)  General

The financial statements for the quarter ended April 30, 1999 and for the years ended October 31, 1998 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.

3)  Summary of Significant Accounting Policies

    a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         APRIL 30, 1999



    b.  Per Share Amounts

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

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $384 as of April 30, 1999. Accordingly, the Company has significantly reduced its overhead, and unless it raises additional capital will not be able to continue.

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.


The Company had no revenues for the three and six months ended April 30, 1999. For the three months ended April 30, 1999, the Company had a net loss of $(975) as compared to a net loss of $(613) for the three months ended April 30, 1998. For the six months ended April 30, 1999, the Company had a net loss of $(2,488) as compared to a net loss of $(1,183) for the six months ended April 30, 1998.

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $384 as of April 30, 1999. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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


                                NOVA INTERNATIONAL FILMS, INC.
                                (Registrant)



Dated: June 10, 1999            By:/s/William Rifkin
                                   William Rifkin,
                                   Chairman of the Board
                                   (Principal Executive Officer)



Dated: June 10, 1999            By:/s/William Rifkin
                                   William Rifkin, Principal
                                   Financial Officer