Form 10QSB
period 1999-07-31
NOVA INTERNATIONAL FILMS INC
filed 1999-09-09
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                         FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JULY 31, 1999

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

            Common, $.00001 par value per share: 73,583,000
                    outstanding as of July 31, 1999

                 PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  NOVA INTERNATIONAL FILMS, INC.

                  Index to Financial Information

                    Period Ended July 31, 1999



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

                         NOVA INTERNATIONAL FILMS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                        JULY 31,    OCTOBER 31,
                                        1999        1998

ASSETS

Cash                                    $    1,482  $    3,872

  Total assets                          $    1,482  $    3,872

LIABILITIES AND
 STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable
 and accrued expenses                   $      800  $    1,800
Loans & Exchanges                            1,624  $        -

  Total liabilities                     $    2,424  $    1,800

COMMITMENTS AND CONTINGENCIES                    -           -

STOCKHOLDERS' EQUITY:

Common Stock,
$.00001 par value;
100,000,000 shares authorized,
73,583,000 shares issued
and outstanding, respectively.          $      736  $      736
Additional paid-in capital               8,197,260   8,197,260
Accumulated deficit                     (8,198,938) (8,195,924)

  Total stockholders' equity            $     (942) $    2,072

  Total liabilities and
  stockholders' equity                  $    1,482  $    3,872


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF OPERATIONS
                          (Unaudited)


                                   For the        For the
                                   Quarter Ended  Quarter Ended
                                   July 31, 1999  July 31, 1998


REVENUES                           $        -     $        -

COSTS AND EXPENSES:
 General and administrative        $      526     $    1,464
                                   $      526     $    1,464

  OPERATING (LOSS)                 $     (526)    $   (1,464)

OTHER INCOME:
 Interest income                            0              0

(LOSS) BEFORE PROVISION
 FOR INCOME TAXES                  $     (526)    $   (1,464)

PROVISION FOR INCOME TAXES                  -              -

NET INCOME (LOSS)                  $     (526)    $   (1,464)

Net Income (loss) per share        $  (.00001)    $  (.00002)

Average no. of
 shares outstanding                73,583,000     73,583,000


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF OPERATIONS
                          (Unaudited)



                                   For the Nine   For the Nine
                                   Mos. Ended     Mos. Ended
                                   July 31, 1999  July 31, 1998


REVENUES                           $        -     $        -

COSTS AND EXPENSES:
 General and administrative        $    3,014     $    2,647
                                   $    3,014     $    2,647

  OPERATING (LOSS)                 $   (3,014)    $   (2,647)

OTHER INCOME:
 Interest income                            0              0

(loss) BEFORE PROVISION
 FOR INCOME TAXES                  $   (3,014)    $   (2,647)

PROVISION FOR INCOME TAXES                  -              -

NET INCOME (LOSS)                  $   (3,014)    $   (2,647)

Net Income (loss) per share        $  (.00004)    $  (.00004)

Average no. of shares outstanding  73,583,000     73,583,000


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                    STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH
                           (Unaudited)



                                   For the Nine   For the Nine
                                   Mos. Ended     Mos. Ended
                                   July 31, 1999  July 31, 1998

Cash flows from
 operating activities:

  Net (loss)                      $  (3,014)      $  (2,647)

Net changes in assets
 and liabilities:

  Accounts payable                $  (1,000)      $  (1,500)
   Loans & Exchanges                  1,624               0

    Total adjustments             $     624       $  (1,500)

  Net cash provided (used) by
     operating activities         $  (2,390)      $  (4,147)

  Net (decrease) increase
   in cash                        $  (2,390)      $  (4,147)
  Cash at beginning of period         3,872           9,126

  Cash at end of period           $   1,482       $   4,979


The accompanying notes are an integral part of these statements.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1999

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


2)  General

The financial statements for the quarter ended July 31, 1999 and for the years ended October 31, 1998 are unaudited. However, it is management's opinion that all adjustments necessary for fair presentation of these financial statements have been made and are included herein.
3)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

                  NOVA INTERNATIONAL FILMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 1999



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

7)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $1,482 as of July 31, 1999. Accordingly, the Company has significantly reduced its overhead, and unless it raises additional capital will not be able to continue.

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.


     The Company had no revenues for the three and nine months ended July 31, 1999. For the three months ended July 31, 1999, the Company had a net loss of $(526) as compared to a net loss of $(1,464) for the three months ended July 31, 1998. For the nine months ended July 31, 1999, the Company had a net loss of $(3,014) as compared to a net loss of $(2,647) for the nine months ended July 31, 1998.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $1,482 as of July 31, 1999. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                              NOVA INTERNATIONAL FILMS, INC.
                              (Registrant)



Dated: September 8, 1999      By:  /s/William Rifkin
                                   William Rifkin,
                                   Chairman of the Board
                                   (Principal Executive Officer)



Dated: September 8, 1999      By:  /s/William Rifkin
                                   William Rifkin, Principal
                                   Financial Officer