Form 10KSB
period 1999-10-31
NOVA INTERNATIONAL FILMS INC
filed 2000-02-08
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                 FORM 10-KSB

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended OCTOBER 31, 1999

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

As of January 31, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (18,083,000 shares) was approximately $180,830. The number of shares outstanding of the Common Stock ($.00001 par value) of the Issuer as of the close of business on January 31, 2000 was 96,583,000.

                Documents Incorporated by Reference:  None





                              PART I

Item 1.        Description of Business.

General Development of Business

     Nova International Films, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware on November 27, 1984. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures (sometimes herein "film(s)") for distribution.

     In January 1986, the Company completed an initial public offering and raised gross proceeds of $1 million.

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

     As a result of the closing of the Acquisition Agreement in May
1993 (as described below under "Transfer of Film Business"), the Company has no current business operations and has begun and will continue to seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

Transfer of  Film Business

     Pursuant to an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic, the Company on May 12, 1993 (the "Closing") sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc., a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?" (sometimes collectively herein the "Completed Films"), (iii) the Carlito's Way Rights and (iv) the Van Damme Rights.

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

     As of November 30, 1995, the Company assigned to Epic and Epic assumed the remaining $3 million Nonrecourse Obligations plus interest thereon. As a result thereof, the Company has eliminated its bank indebtedness.

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

     As a result of the foregoing, and as stated above, the Company has no current business operations and has begun and will continue to seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

Financial Information about Industry Segments

     The Company, which has no current business operations, has begun and will continue to seek another business opportunity. The Company was previously engaged solely in the film industry. As a result, there are no separate industry segments in connection with the business of the Company. For financial information, reference is made to the financial statements included elsewhere herein.

Search for Business Opportunities

     As described above, the Company has no current business operations. As such, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     Management has begun and will continue to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management has broad discretion in its search for and negotiations with any potential business or business opportunity.

     The Company has determined not to limit its search for a potential business or business opportunity to any specific industry or industries. In this regard, the Company has and will not restrict its search to any specific geographical location, and the Company may participate in a business venture of virtually any kind or nature.

     The discussion of the business under this caption is purposefully general and not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. No assurance can be given, however, that any transaction will in fact be consummated.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk to the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company has and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Form 8-K's, agreements and related reports and documents. Nevertheless, Management of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's Chairman of the Board, who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and shareholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's participation, and there is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that the Company likely has insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.

     In the event that an acquisition is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present shareholders will be diluted, the extent of dilution depending upon the amount so issued. Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Further, if the Company were to issue substantial additional securities in any acquisition, such issuance might have an adverse effect on the trading market in the Company's securities in the future.

     As part of the Company's investigation, Management of the Company intends to meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

     With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.
Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Motion Picture Industry Overview

     The procedures and practices described in the following
generalized discussion are intended only to provide a background against which the previous business of the Company may be evaluated. The Company, which has no current business operations, has begun and will continue to seek another business opportunity, which may but may not be
in the film industry.   The Company was previously engaged solely in the
film industry. As stated above, the Company has determined not to limit its search for a potential business or business opportunity to any specific industry or industries. There can be no assurance that the procedures and practices described in the following generalized discussion has applied (or will ever apply) in any particular instances to the business of the Company.

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


                                           Bid Prices
             Period                        High           Low

Fiscal Year Ended October 31, 1998:

Nov. 1, 1997 to Jan. 31, 1998              $.01           $.01
Feb. 1, 1998 to April 30, 1998             $.01           $.01
May 1, 1998 to July 31, 1998               $.01           $.01
Aug. 1, 1998 to Oct. 31, 1998              $.01           $.01

Fiscal Year Ended October 31, 1999:

Nov. 1, 1998 to Jan. 31, 1999             $.00           $.00
Feb. 1, 1999 to April 30, 1999            $.02           $.01
May 1, 1999 to July 31, 1999              $.16           $.01
Aug. 1, 1999 to Oct. 31, 1999             $.0625         $.01

     As of January 31, 2000, there were approximately 625 record holders of the Company's Common Stock.

     No dividends have been declared or paid on the Company's Common Stock since inception. The Company presently intends to retain earnings, if ever achieved, for use in its business and, therefore, there is no assurance when, or if ever, dividends may be paid.

     In January 2000, the Company issued 20,000,000 shares of Common Stock to Martin Rifkin and 3,000,000 shares to David M. Kaye. All of such shares were issued at par value ($.00001 per share) for an aggregate consideration of $230 and were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues for the fiscal years ended October 31, 1998 and 1999. During the fiscal year ended October 31, 1999, the Company had a net loss of $ $(4,433) as compared to a net loss of $(4,254) during the fiscal year ended October 31, 1998.

     On October 31, 1999, the Company had a working capital deficit and stockholders'deficit of $(2,361), $1,063 in cash, total assets of $1,063 and total liabilities of $3,424. The working capital deficit and stockholders' deficit is principally due to a short term loan made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,063 as of October 31, 1999. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and has begun and will continue to seek another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that it will cover all operating costs for the foreseeable future.

Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities. As a result, many companies have been required to undertake major projects to address the year 2000 issue.

     Year 2000 issues are not currently material to the Company's business, operations or financial condition in view of the Company's current lack of business operations. However, year 2000 issues may become material to the Company in the event the Company acquires or participates in another business opportunity. Management intends to address this potential problem with any prospective merger, acquisition candidate or other participant and adopt a plan and a budget for addressing such issues, if necessary.

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

                          Present Position           Has Served As
Name                Age   and Offices                Director Since


William Rifkin      79    Chairman of the Board,      December 1984
                          Secretary and Director

Martin Rifkin       38    President, Treasurer        April 1985
                          and Director

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

Item 10.  Executive Compensation.

     For the fiscal year ended October 31, 1999, none of the Company's executive officers received compensation from the Company.

     Since inception, no director has received any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 31, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

                         Number             Percent
                         of Shares          of
Name and Address         Owned              Class

William Rifkin           53,050,000(1)       54.9%
6350 N.E. Campus Drive
Vancouver, WA

Martin Rifkin            25,450,000(2)       26.4%
6350 N.E. Campus Drive
Vancouver, WA

All Officers and         78,500,000(1)(2)    81.3%
Directors as a Group
(consisting of 2 persons)


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

Item 12.  Certain Relationships and Related Transactions.

     During the fiscal year ended October 31, 1999, Martin Rifkin made a short term loan to the Company in order to allow the Company to meet certain working capital needs. As of October 31, 1999, the principal balance owing was in the amount of $2,624. Such loan is without interest and is payable on demand.

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

                                   NOVA INTERNATIONAL FILMS, INC.
                                   (Registrant)


                                   By:  /s/Martin Rifkin
                                        Martin Rifkin, President

                                   Dated: February 8, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                          Date



/s/William Rifkin       Chairman of the Board,          2/8/00
William Rifkin          Secretary and Director
                        (Principal Executive Officer,
                        Principal Financial Officer
                        and Principal Accounting
                        Officer)

/s/Martin Rifkin        President, Treasurer,           2/8/00
Martin Rifkin           and Director





                          GLASSER & HAIMS, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS
                        99 WEST HAWTHORNE AVENUE
                       VALLEY STREAM, N.Y. 11580


ALVIN M. GLASSER, C.P.A.                             (516) 568-2700
IRWIN M. HAIMS, C.P.A.                                  TELECOPIER
                                                     (516) 568-2911


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS


THE BOARD OF DIRECTORS
NOVA INTERNATIONAL FILMS, INC.



We have audited the accompanying balance sheets of Nova International Films, Inc. as of October 31, 1999 and the related statements of operations, stockholder's equity, and cash flows for the period November 1, 1997 through October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evi-dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 1999 and the results of its operations and cash flows for the period indicated above in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenues and business operations which raise substantial doubts about its ability to continue as a going concern, Management's plans in regard to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         GLASSER & HAIMS, P.C.


Valley Stream, New York
February 1, 2000




NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
OCTOBER 31, 1999



ASSETS

Cash                                          $1,063

  Total assets                                                 $ 1,063


LIABILITIESANDSTOCKHOLDERS'EQUITY(DEFICIT)

LIABILITIES:

Accounts payable and accrued expenses         $   800
Short term loan                                 2,624

  Total liabilities                                            $ 3,424

COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value; 100,000,000
  shares authorized, 73,583,000 shares issued
  and outstanding, respectively.              $    736
Additional paid-in capital                   8,197,260
Accumulated deficit                         (8,200,357)

  Total stockholders' (deficit)                                 (2,361)


  Total liabilities and stockholders' (deficit)                 $1,063




        The accompanying notes are an integral part of these statements.




NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS


                                For the Year    For the Year
                                Nov. 1, 1998    Nov. 1, 1997
                                  Through         Through
                                Oct. 31, 1999   Oct. 31, 1998

REVENUES                          $ -           $-

COST AND EXPENSES:
 Selling, general
 and administration expenses      $4,434        $4,254

  OPERATING LOSS                 $(4,434)      $(4,254)

OTHER INCOME
 Interest income                      $1        $-

LOSS BEFORE PROVISION
 FOR INCOME TAXES             $   (4,433)      $(4,254)

PROVISION FOR INCOME TAXES             -          -

NET (LOSS)                        (4,433)     $ (4,254)


Net (loss) per share          $  (.00006)     $(.00006)

Average no. of
share outstanding             73,583,000    73,583,000




        The accompanying notes are an integral part of these statements.




NOVA INTERNATIONAL FILMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 1998 AND 1999


                                 Common Stock
                                 $.00001 Par Value      Additonal
                                 No. of                 Paid-in
                                 Shares         Amount  Capital

Balance at October 31, 1997      73,583,000  $  736  $ 8,197,260

Net Income
from 11/1/97 thru 10/31/98

Balance at October 31, 1998      73,583,000  $  736  $ 8,197,260

Net Income
from 11/1/98 thru 10/31/99

Balance at October 31, 1999      73,583,000   $ 736  $ 8,197,260




NOVA INTERNATIONAL FILMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (continued) YEARS ENDED OCTOBER 31, 1998 AND 1999



                                  Accumulated
                                  Deficit            Total

Balance at October 31, 1997      $ (8,191,670)     $  6,326

Net Income
from 11/1/97 thru 10/31/98             (4,254)       (4,254)

Balance at October 31, 1998      $ (8,195,924)     $  2,072

Net Income
from 11/1/98 thru 10/31/99             (4,433)       (4,433)

Balance at October 31, 1999      $ (8,200,357)     $ (2,361)




      The accompanying notes are an integral part of these statements.




NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH



                                  For the Year    For the Year
                                  Nov. 1, 1998    Nov. 1, 1997
                                  Through         Through
                                  Oct.31,1999     Oct.31,1998

Cash flows from
operating activities:
 Net loss                         $(4,433)        $(4,254)

 Adjustments to
 reconcile net loss to
 net cash provided
 by operating activities:
  Net changes in
  assets and liabilities:
  Accounts payable                $(1,000)        $(1,000)

   Total adjustments              $(1,000)        $(1,000)

   Net cash (used)
   by operating activities        $(5,433)        $(5,254)

Cash flows from
investing activities:
  Short term loan                  $2,624            $-

   Net cash provided
   by investing activities         $2,624            $-

Net (decrease) in cash          $  (2,809)      $  (5,254)
Cash at beginning of period         3,872           9,126

Cash at end of period              $1,063          $3,872




        The accompanying notes are an integral part of these statements.




NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 1999

1)  Nature of Business and Organization

Nova International Films, Inc. (the Company) was incorporated on November 27, 1984 in the State of Delaware. The Company was formed for the purpose of financing and producing motion pictures for distribution in the theatrical, home video and pay and free television markets throughout the world.

a.  IssuanceofCommonStock

On January 2, 1986, the Company completed a public offering, whereby ten million (10,000,000) units were sold at $.10 per unit, each unit consisting of one (1) share of Common Stock, $.00001 par value, and one
(1) Redeemable Common Stock Purchase Warrant. These warrants have now lapsed.

b.  Disposition of Assets

On May 12, 1993 (the "Closing"), the stockholders of the Company approved an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic Productions, Inc. ("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?", (sometimes collectively herein the "Completed Films"); and
(iii) the Company's rights related to the film project "Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #4 "Debt" and modified the loan arrangements thereafter plus other indebtedness due Epic from the Company.


2)  Summary of Significant Accounting Policies

a.  Financial Statement Presentation

In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

b.  Per Share Amounts

Per share amounts are based on the weighted average number of shares outstanding during the period.




NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 1999


3)  Short term loan

During the fiscal year ended October 31, 1999, an officer of the Company made a short term loan to the Company in order to allow the Company to meet certain working capital needs. Such loan is without interest and payable on demand.

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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $1,062. Accordingly, the Company has significantly reduced its overhead.
The Company has no current business operations and has begun and will continue to seek another business opportunity. At this time the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements, or if consummated, that such business opportunity will be successful. Management has indicated that it will cover all operating costs for the foreseeable future.