Form 10QSB
period 2000-01-31
NOVA INTERNATIONAL FILMS INC
filed 2000-03-14
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC  20549


                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 2000

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

  Common, $.00001 par value per share: 96,583,000
        outstanding as of February 29, 2000


         PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended January 31, 2000



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



NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)


                                         JANUARY 31,   OCTOBER 31,
                                            2000          1999

ASSETS

Cash                                   $    1,443  $      1,063
Subscriptions receivable                       30            -

  Total assets                         $    1,473  $      1,063


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and accrued expenses   $     800  $       800

Short term loan                             5,624        2,624

  Total liabilities                     $   6,424       $3,424

COMMITMENTS AND CONTINGENCIES                 -              -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
100,000,000 shares authorized,
96,583,000 shares issued
and outstanding, respectively.          $     966  $       736
Additional paid-in capital              8,197,260    8,197,260
Accumulated deficit                    (8,203,177)  (8,200,357)

  Total stockholders' equity              $(4,951)     $(2,361)

  Total liabilities
  and stockholders' equity              $   1,473  $     1,063


The accompanying notes are an integral part of these statements.





NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                  For the            For the
                                  Quarter Ended      Quarter Ended
                                  Jan. 31, 2000      Jan. 31, 1999


REVENUES:
 Interest                        $       2         $      -

COSTS AND EXPENSES:
 General and administrative          2,822             1,513

(LOSS) BEFORE
PROVISION FOR INCOME TAXES       $  (2,820)        $  (1,513)

PROVISION FOR INCOME TAXES              -                 -

NET INCOME (LOSS)                $  (2,820)       $   (1,513)

Net income (loss) per share      $ (.00004)       $  (.00002)

Average no. of
shares outstanding              77,720,363        73,583,000


The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH




                                    For the          For the
                                    Quarter Ended    Quarter Ended
                                    Jan. 31, 2000    Jan. 31, 1999

Cash flows
from operating activities:
  Net loss                         $(2,820)         $(1,513)

  Net cash (used)
  by operating activities          $(2,820)         $(1,513)

Cash flows
from investing activities:
  Short term loan                   $3,200           $0

  Net cash provided
  by investing activities           $3,200           $0

  Net increase (decrease)
  in cash                       $      380     $  (1,513)
  Cash at beginning of period        1,063         3,872

  Cash at end of period             $1,443     $   2,359



The accompanying notes are an integral part of these statements.


NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2000

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

           b.   Disposition of Assets

     On May 12, 1993 (the "Closing"), the stockholders of the Company approved an Acquisition Agreement dated March 3, 1993 (the "Acquisition Agreement") by and between the Company and Epic Productions, Inc.("Epic"), pursuant to which the Company sold, assigned, transferred and conveyed to Epic and Epic acquired from the Company (i) all of the issued and outstanding shares of capital stock of each of Byzantine Fire, Inc. a California corporation, Wings of the Apache, Inc., a California corporation, and A/R Productions, Ltd., a California corporation (collectively, the "Subsidiary Corporations"); (ii) all rights to the completed films "Triumph of the Spirit", "Firebirds" and "Why Me?", (sometimes collectively herein the "Completed Films"); and (iii) the Company's rights related to the film project "Carlito's Way" and Jean Claude Van Damme. In exchange therefor, Epic assumed all debts and liabilities of the Company with respect to the assets acquired, paid the Company the sum of $50,000, acquired the Bank Loan from the Bank as described in Note #4 "Debt" and modified the loan arrangements thereafter plus other indebtedness due Epic from the Company.

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





NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2000


3)   Short term loan

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

5)   Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $1,443. Accordingly, the Company has significantly reduced its overhead. The
Company is in the process of seeking a business opportunity. At this time the Company is presently negotiating with certain parties in connection with acquiring a business opportunity. No contractual arrangements have been reached and negotiations are still in progress. No assurance can be given that the Company will be able to consummate any such arrangements, or if consummated, that such business opportunity will be successful. Management has indicated that it will cover all operating costs for the foreseeable future.





Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues from operations for the three months ended January 31, 2000 and for the three months ended January 31, 1999. During the three months ended January 31, 2000, the Company had a net loss of $ $(2,820) as compared to a net loss of $(1,513) during the three months ended January 31, 1999.

     On January 31, 2000, the Company had a working capital deficit and stockholders' deficit of $(4,951), $1,443 in cash, total assets of $1,473 and total liabilities of $6,424. The working capital deficit and stockholders' deficit is principally due to a short term loan made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,443 as of January 31, 2000. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition
Agreement (see Notes to the Financial Statements included elsewhere herein), the Company is in the process of seeking a business opportunity.
As of the date of this report, the Company is negotiating with certain parties in connection with acquiring a business opportunity. No contractual arrangements have been reached and negotiations are still in progress.
No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that it will cover all operating costs for the foreseeable future.

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



                            NOVA INTERNATIONAL FILMS, INC.
                            (Registrant)



Dated: March 13, 2000        By:  /s/ William Rifkin
                             William Rifkin,
                             Chairman of the Board
                             (Principal Executive
                             Officer)



Dated: March 13, 2000        By:  /s/ William Rifkin
                             William Rifkin, Principal
                             Financial Officer