Form 10QSB
period 2000-04-30
NOVA INTERNATIONAL FILMS INC
filed 2000-06-06
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC  20549


                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended April 30, 2000

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

                  (360) 737-7700
 (Issuer's Telephone Number, including Area Code)

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

  Common, $.00001 par value per share: 96,583,000
          outstanding as of June 1, 2000

PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended April 30, 2000



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

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)



                                               APRIL 31,   OCTOBER 31,
                                                 2000         1999

ASSETS

Cash                                          $   1,269    $     1,063

  Total assets                                $   1,269    $     1,063


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and accrued expenses          $    800    $       800

Short term loan                                   6,624          2,624

  Total liabilities                            $  7,424    $     3,424

COMMITMENTS AND CONTINGENCIES                         -              -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value; 100,000,000
  shares authorized, 96,583,000 shares issued
  and outstanding, respectively.               $     966   $       736
Additional paid-in capital                     8,197,260     8,197,260
Accumulated deficit                           (8,204,381)   (8,200,357)

  Total stockholders' equity                   $  (6,155)  $    (2,361)

  Total liabilities and stockholders' equity   $   1,269   $     1,063


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                       For the            For the
                                       Quarter Ended      Quarter Ended
                                       April 30, 2000     April 30, 1999

REVENUES:

 Interest                              $         3        $         -

COSTS AND EXPENSES:
 General and administrative                  1,207                975

  OPERATING LOSS                       $    (1,204)       $      (975)

PROVISION FOR INCOME TAXES                       -                  -

NET INCOME (LOSS)                      $    (1,204)       $      (975)

Net (Income loss) per share            $   (.00001)       $   (.00001)

Average no. of shares outstanding       96,583,000         73,583,000






The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                    For the Six         For the Six
                                    Mos.  Ended         Mos. Ended
                                   April 30, 2000     April 30, 1999

REVENUES:

 Interest                         $         5                -

COSTS AND EXPENSES:
 General and administrative       $     4,029               2,488

LOSS BEFORE PROVISION
FOR INCOME TAXES                  $    (4,024)        $    (2,488)

PROVISION FOR INCOME TAXES                  -                 -

NET INCOME (LOSS)                 $    (4,024)        $    (2,488)

Net (Income loss) per share       $   (.00005)        $   (.00003)

Average no.
of shares outstanding              87,099,575          73,583,000




The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)


                                     For the Six       For the Six
                                     Months Ended      Months Ended
                                     April 30, 2000    April 30, 1999

Cash flows from
operating activities:

  Net loss                           $(4,024)          $(2,488)

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Net changes in assets and liabilities:

    Accounts payable                 $    -            $(1,000)

    Total adjustments                $    -            $(1,000)

    Net cash provided (used) by
     operating activities            $(4,024)          $(3,488)

Cash flows from investing activities:

  Short term loan                    $ 4,200           $     -

  Sale of Common Stock                    30                 -

  Net cash provided
  by investing activities            $ 4,230           $     0

  Net increase (decrease) in cash    $   206           $(3,488)

  Cash at beginning of period          1,063             3,872

  Cash at end of period              $ 1,269           $   384

The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000

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

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $1,269. Accordingly, the Company has significantly reduced its overhead. The Company is in the process of seeking a business opportunity. At this time the Company is presently negotiating with certain parties in connection with acquiring a business opportunity. No contractual arrangements have been reached and negotiations are still in progress. No assurance can be given that the Company will be able to consummate any such arrangements, or if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it cover those costs necessary to retain the Company's corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues from operations for the three and six months ended April 30, 2000 and for the three and six months ended April 30, 1999. During the three months ended April 30, 2000, the Company had a net loss of $(1,204) as compared to a net loss of $(975) during the three months ended April 30, 1999. During the six months ended April 30, 2000, the Company had a net loss of $(4,024) as compared to a net loss of $(2,488) during the six months ended April 30, 1999.

     On April 30, 2000, the Company had a working capital deficit and stockholders' deficit of $(6,155), $1,269 in cash, total assets of $1,269 and total liabilities of $7,424. The working capital deficit and stockholders' deficit is principally due to a short term loan made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,269 as of April 30, 2000. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition
Agreement (see Notes to the Financial Statements included elsewhere herein), the Company is in the process of seeking a business opportunity. As of the date of this report, the Company is negotiating with certain parties in connection with acquiring a business opportunity. No contractual arrangements have been reached and negotiations are still in progress. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

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

     Prior to the year 2000, such issues were not material to the Company's business, operations or financial condition in view of the Company's lack of business operations. However, year 2000 issues may become material to the Company in the event the Company acquires or participates in another business opportunity. Management intends to address these issues with any prospective merger, acquisition candidate or other participant.

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



                              NOVA INTERNATIONAL FILMS, INC.
                              (Registrant)



Dated:    June 5, 2000        By:  /s/ William Rifkin
                                   William Rifkin,
                                   Chairman of the Board
                                   (Principal Executive Officer)



Dated:    June 5, 2000        By:  /s/ William Rifkin
                                   William Rifkin, Principal
                                   Financial Officer