Form 10QSB
period 2000-07-31
NOVA INTERNATIONAL FILMS INC
filed 2000-09-14
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC  20549


                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended July 31, 2000

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

  Common, $.00001 par value per share: 96,583,000
          outstanding as of September 1, 2000

PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended July 31, 2000



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

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)


                                      JULY 31,     OCTOBER 31,
                                      2000         1999

ASSETS

Cash                                  $2,405       $1,063

  Total assets                        $2,405       $1,063


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and
 accrued expenses                     $  800        $ 800

Short term loan                       10,624        2,624

  Total liabilities                  $11,424       $3,424

COMMITMENTS AND CONTINGENCIES              -            -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
  100,000,000 shares authorized,
  96,583,000 shares issued
  and outstanding, respectively.     $    966      $   736
Additional paid-in capital          8,197,260    8,197,260
Accumulated deficit                (8,207,245)  (8,200,357)

  Total stockholders' equity          $(9,019)     $(2,361)

  Total liabilities
  and stockholders' equity             $2,405       $1,063



The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                        For the          For the
                                        Quarter Ended    Quarter Ended
                                        July 31, 2000    July 31, 1999


REVENUES                                    $-             $-

COSTS AND EXPENSES:
 General and administrative                $2,869           $526
                                           $2,869           $526

  OPERATING (LOSS)                      $  (2,869)       $  (526)

OTHER INCOME:
 Interest income                                5              0

(LOSS) BEFORE PROVISION
 FOR INCOME TAXES                       $  (2,864)       $  (526)

PROVISION FOR INCOME TAXES                      -              -

NET INCOME (LOSS)                         $(2,864)         $(526)

Net Income (loss) per share               $(.00003)      $(.00001)

Average no. of shares outstanding       96,583,000     73,583,000



The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                     For the Nine     For the Nine
                                     Mos. Ended       Mos. Ended
                                     July 31, 2000    July 31, 1999


REVENUES                           $         -      $       -

COSTS AND EXPENSES:
 General and administrative             $6,898         $3,014
                                        $6,898         $3,014

  OPERATING (LOSS)                 $    (6,898)     $  (3,014)

OTHER INCOME:
 Interest income                            10              0

(loss) BEFORE PROVISION
 FOR INCOME TAXES                  $    (6,888)     $  (3,014)

PROVISION FOR INCOME TAXES                   -              -

NET INCOME (LOSS)                  $    (6,888)     $  (3,014)

Net Income (loss) per share           $(.00007)      $(.00004)

Average no. of shares outstanding   96,393,606     73,583,000


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)



                                         For the Nine    For the Nine
                                         Months Ended    Months Ended
                                         July 31, 2000   July 31, 1999

Cash flows from operating activities:

  Net loss                                  $(6,888)     $(3,014)

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Net changes in assets and liabilities:

   Accounts payable                              $0      $(1,000)

    Total adjustments                            $0      $(1,000)

    Net cash provided (used) by
     operating activities                   $(6,888)     $(4,014)

Cash flows from investing activities:

  Short term loan                        $     8,200   $   1,624

  Sale of Common Stock                            30           0

  Net cash provided by investing activities   $8,230      $1,624

  Net increase (decrease) in cash        $     1,342    $ (2,390)

  Cash at beginning of period                  1,063       3,872

  Cash at end of period                       $2,405      $1,482


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2000

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

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2000


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash reserves in the total amount of $2,405. Accordingly, the Company has significantly reduced its overhead. The Company is in the process of seeking a business opportunity. At this time the Company is presently negotiating with certain parties in connection with acquiring a business opportunity. No contractual arrangements have been reached and negotiations are still in progress. No assurance can be given that the Company will be able to consummate any such arrangements, or if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues from operations for the three and nine months ended July 31, 2000 and for the three and nine months ended July 31, 1999. During the three months ended July 31, 2000, the Company had a net loss of $(2,864) as compared to a net loss of $(526) during the three months ended July 31, 1999. During the nine months ended July 31, 2000, the Company had a net loss of $(6,888) as compared to a net loss of $(3,014) during the nine months ended July 31, 1999.

     On July 31, 2000, the Company had a working capital deficit and stockholders' deficit of $(9,019), $2,405 in cash, total assets of $2,405 and total liabilities of $11,424. The working capital deficit and stockholders' deficit is principally due to a short term loan made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,405 as of July 31, 2000. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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



                                  NOVA INTERNATIONAL FILMS, INC.
                                  (Registrant)



Dated:    September 13, 2000       By:  /s/ William Rifkin
                                   William Rifkin,
                                   Chairman of the Board
                                   (Principal Executive Officer)



Dated:    September 13, 2000       By:  /s/ William Rifkin
                                   William Rifkin, Principal
                                   Financial Officer