Form 10KSB
period 2000-10-31
NOVA INTERNATIONAL FILMS INC
filed 2001-01-16
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                 FORM 10-KSB

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended OCTOBER 31, 2000

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 2-98997-NY

                      NOVA INTERNATIONAL FILMS, INC.
              (Name of Small Business Issuer in Its Charter)

Delaware                                                         11-2717273
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                    Identification Number)

6350 N.E. Campus Drive
Vancouver, Washington                                                 98661
(Address of principal                                            (Zip Code)
executive offices)

       Issuer's telephone number, including area code:  (360) 737-7700

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

As of December 31, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (18,083,000 shares) was approximately $361,660. The number of shares outstanding of the Common Stock ($.00001 par value) of the Issuer as of the close of business on December 31, 2000 was 96,583,000.

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

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

     Management anticipates that it may be able to participate in only one potential business venture. The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

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

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's Chairman of the Board. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

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



                                  PART II

Item 5.        Market for Common Equity
               and Related Stockholder Matters.

     The Company's Common Stock is traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid quotations for the Company's Common Stock tabulated below represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.


                                                 Bid Prices
     Period                                  High           Low

     Fiscal Year Ended October 31, 1999:

     Nov. 1, 1998 to Jan. 31, 1999           $.00           $.00
     Feb. 1, 1999 to April 30, 1999          $.02           $.01
     May 1, 1999 to July 31, 1999            $.16           $.01
     Aug. 1, 1999 to Oct. 31, 1999           $.0625         $.01

     Fiscal Year Ended October 31, 2000:

     Nov. 1, 1999 to Jan. 31, 1999           $.01           $.01
     Feb. 1, 2000 to April 30, 2000          $.20           $.03
     May 1, 2000 to July 31, 2000            $.14           $.04
     Aug. 1, 2000 to Oct. 31, 2000           $.0625         $.03

     As of December 31, 2000, there were approximately 625 record holders of the Company's Common Stock.

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

     The Company had no revenues for the fiscal years ended October 31, 1999 and 2000. During the fiscal year ended October 31, 2000, the Company had a net loss of $ $(9,046) as compared to a net loss of $(4,433) during the fiscal year ended October 31, 1999.

     On October 31, 2000, the Company had a working capital deficit and stockholders' deficit of $(11,177), $1,247 in cash, total assets of $1,247 and total liabilities of $12,424. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,247 as of October 31, 2000. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition
Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

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

                          Present Position           Has Served As
Name                Age   and Offices                Director Since


William Rifkin      80    Chairman of the Board,      December 1984
                          Secretary and Director

Martin Rifkin       39    President, Treasurer        April 1985
                          and Director


     WILLIAM RIFKIN has been Chairman of the Board and a Director of the Company since December 1984. Since October 1994, he has also been Secretary of the Company. From March 1990 to October 1994, he was also the Company's President. From 1985 through 1991, Mr. Rifkin was a Director of Memory Sciences Corporation, a public company involved in the computer industry, and was its Treasurer from April 1987 to January 1990. Since 1984, he has also been President and a director of Profit Merchandising Corp. Mr. Rifkin is the father of Martin Rifkin.

     MARTIN RIFKIN has been President and Treasurer of the Company since October 1994 and a Director since April 1985. In addition, from April 1985 to October 1994, he was Vice President of the Company. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now, Inc., a public company which manufactures and markets nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. In addition, Mr. Rifkin has been Treasurer and Director of Profit Merchandising Corp. (see biography of William
Rifkin above) since September 1983 and Vice President since June 1985. Since February 1994, Mr. Rifkin has been a Director of Cyberia Holdings, Inc. Also, from February 1994 to January 1997, he was its President, Secretary and Treasurer. Martin Rifkin is the son of William Rifkin.

Item 10.  Executive Compensation.

     For the fiscal year ended October 31, 2000, none of the Company's executive officers received compensation from the Company.

     Since inception, no director has received any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:


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


Item 12.  Certain Relationships and Related Transactions.

     During the fiscal years ended October 31, 1999 and October 31,
2000, Martin Rifkin made short term loans to the Company in order to allow the Company to meet certain working capital needs. As of October 31, 2000, the principal balance owing was in the amount of $10,624. Such loans are without interest and payable on demand.

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

                                   Dated: January 16, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                          Date



/s/William Rifkin       Chairman of the Board,          1/16/01
William Rifkin          Secretary and Director
                        (Principal Executive Officer,
                        Principal Financial Officer
                        and Principal Accounting
                        Officer)

/s/Martin Rifkin        President, Treasurer,           1/16/01
Martin Rifkin           and Director

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
IRWIN M. HAIMS, C.P.A.                           TELECOPIER
                                               (516) 568-2911


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS


THE BOARD OF DIRECTORS
NOVA INTERNATIONAL FILMS, INC.


We have audited the accompanying balance sheets of Nova International Films, Inc. as of October 31, 2000 and the related statements of operations, stockholder's equity, and cash flows for the period November 1, 1998 through October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 2000 and the results of its operations and cash flows for the period indicated above in conformity with generally accepted accounting principles.

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


                                         GLASSER & HAIMS, P.C.

Valley Stream, New York
December 18, 2000

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
OCTOBER 31, 2000



ASSETS

Cash                                      $      1,247

  Total assets                                             $      1,247


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:

Accounts payable and accrued expenses     $      1,800
Short term loan                                 10,624

  Total liabilities                                        $     12,424

COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value; 100,000,000
  shares authorized, 96,583,000 shares issued
  and outstanding, respectively.           $       966
Additional paid-in capital                   8,197,260
Accumulated deficit                         (8,209,403)

  Total stockholders' (deficit)                                  (11,177)


  Total liabilities and stockholders' (deficit)             $      1,247



The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS


                                    For the Year    For the Year
                                    Nov. 1, 1999    Nov. 1, 1998
                                    Through         Through
                                    Oct. 31, 2000   Oct. 31, 1999



REVENUES                            $        -      $        -

COST AND EXPENSES:
Selling, general and
  administration expenses           $     9,059     $      4,434

    OPERATING LOSS                  $    (9,059)    $     (4,434)

OTHER INCOME
    Interest income                 $        13     $          1

LOSS BEFORE PROVISION
 FOR INCOME TAXES                        (9,046)          (4,433)

PROVISION FOR INCOME TAXES                   -               -

NET (LOSS)                          $    (9,046)    $     (4,433)

Net (loss) per share                $   (.00010)    $    (.00006)

Average no. of share outstanding     91,880,260       73,583,000


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 1999 AND 2000




                                           Common Stock
                                        $.00001 Par Value   Additional
                                         No. of             Paid-in
                                         Shares    Amount   Capital



Balance at October 31, 1998           73,583,000  $  736  $ 8,197,260

Net (Loss) from 11/1/98 thru 10/31/99

Balance at October 31, 1999           73,583,000  $  736  $ 8,197,260

Sale of Capital Stock                 23,000,000     230

Net (Loss) from 11/1/99 thru 10/31/00

                                      96,583,000  $  966  $ 8,197,260




                                           Accumulated
                                             Deficit        Total



Balance at October 31, 1998               $ (8,195,924)  $  2,072

Net (Loss) from 11/1/98 thru 10/31/99          (4,433)     (4,433)

Balance at October 31, 1999               $ (8,200,357)  $ (2,361)

Sale of Capital Stock                                         230

Net (Loss) from 11/1/99 thru 10/31/00           (9,046)    (9,046)

                                          $ (8,209,403)   (11,177)




The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH


                                           For the Year    For the Year
                                           Nov. 1, 1999    Nov. 1, 1998
                                           Through         Through
                                           Oct. 31, 2000   Oct. 31, 1999


Cash flows from operating activities:
 Net loss                               $     (9,046)   $     (4,433)
 Adjustments to reconcile net loss to
 net cash provided
 by operating activities:
  Net changes in assets and liabilities:
  Accounts payable                      $      1,000    $     (1,000)

      Total adjustments                 $      1,000    $     (1,000)

      Net cash (used)
      by operating activities           $     (8,046)   $     (5,433)
Cash flows from investing activities:
   Short term loan                      $      8,000           2,624

   Sale of Common Stock                          230               0

    Net cash provided
    by investing activities             $      8,230    $      2,624
Net increase (decrease) in cash         $        184    $     (2,809)
Cash at beginning of period                    1,063           3,872

Cash at end of period                   $      1,247    $      1,063


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2000

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

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2000


3)  Short term loan

During the fiscal year ended October 31, 1999, and October 31, 2000 an officer of the Company made a short term loans to the Company in order to allow the Company to meet certain working capital needs. Such loan is without interest and payable on demand.

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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,247. as of October 31, 2000. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.