Form 10QSB
period 2001-01-31
NOVA INTERNATIONAL FILMS INC
filed 2001-03-15
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC  20549


                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended January 31, 2001

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

  Common, $.00001 par value per share: 96,583,000
          outstanding as of March 1, 2001

PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended January 31, 2001



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

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)


                                JANUARY 31,  OCTOBER 31,
                                2001         2000

ASSETS

Cash                             $1,944     $1,247

  Total assets                   $1,944     $1,247


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and
accrued expenses                 $1,800     $1,800

Short term loan                  12,124     10,624

  Total liabilities             $13,924    $12,424

COMMITMENTS AND CONTINGENCIES       -          -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
100,000,000 shares authorized,
96,583,000 shares issued
and outstanding, respectively.  $   966     $  966
Additional paid-in capital    8,197,260  8,197,260
Accumulated deficit          -8,210,206 -8,209,403

  Total stockholders' equity   $-11,980   $-11,177

  Total liabilities
  and stockholders' equity       $1,944     $1,247


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                               For the         For the
                               Quarter Ended   Quarter Ended
                               Jan. 31, 2001   Jan. 31, 2000


REVENUES:
 Interest                       $       3     $         2

COSTS AND EXPENSES:
 General and administrative           806           2,822

(LOSS) BEFORE
PROVISION FOR INCOME TAXES      $    -803     $    -2,820

PROVISION FOR INCOME TAXES             -               -

NET INCOME (LOSS)               $    -803     $    -2,820

Net income (loss) per share     $ -.00001     $   -.00004

Average no. of
shares outstanding              92,826,982     77,720,363


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH




                            For the         For the
                         Quarter Ended   Quarter Ended
                         Jan. 31, 2001   Jan. 31, 2000

Cash flows from
operating activities:
  Net loss                     $-803     $-2,820

  Net cash (used)
  by operating activities      $-803     $-2,820

Cash flows from
investing activities:
  Short term loan             $1,500      $3,200

   Net cash provided by
   investing activities       $1,500      $3,200

  Net increase (decrease)
  in cash                    $   697      $  380

  Cash at beginning
  of period                    1,247       1,063

  Cash at end of period       $1,944      $1,443


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2001

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

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2001


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,944. as of January 31, 2001. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues from operations for the three months ended January 31, 2001 and for the three months ended January 31, 2000. During the three months ended January 31, 2001, the Company had a net loss of $(803) as compared to a net loss of $(2,820) during the three months ended January 31, 2000.
     On January 31, 2001, the Company had a working capital deficit and stockholders' deficit of $(11,980), $1,944 in cash, total assets of $1,944 and total liabilities of $13,924. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,944 as of January 31, 2001. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and is in the process of seeking a business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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



                                  NOVA INTERNATIONAL FILMS, INC.
                                  (Registrant)



Dated:    March 15, 2001           By:  /s/ William Rifkin
                                   William Rifkin,
                                   Chairman of the Board
                                   (Principal Executive Officer)



Dated:    March 15, 2001           By:  /s/ William Rifkin
                                   William Rifkin, Principal
                                   Financial Officer