Form 10QSB
period 2001-04-30
NOVA INTERNATIONAL FILMS INC
filed 2001-06-06
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC  20549


                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

Common, $.00001 par value per share: 96,583,000
       outstanding as of May 15, 2001



PART I  -  FINANCIAL INFORMATION


Item 1.    Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended April 30, 2001



Item                                 Page

Item 1 -  Financial Statements

          Balance Sheets                3

          Statements of Operations      4-5

          Statements of Cash Flows      6

          Notes to Financial Statements 7-8

Item 2 -  Management's Discussion and
          Analysis or Plan of Operation 9



NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)



                                    APRIL 30,  OCTOBER 31,
                                      2001       2000

ASSETS

Cash                                 $2,242      $1,247

  Total assets                       $2,242      $1,247


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable
and accrued expenses                 $1,800      $1,800

Short term loan                      13,624      10,624

  Total liabilities                 $15,424     $12,424

COMMITMENTS AND CONTINGENCIES            -          -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
100,000,000 shares authorized,
96,583,000 shares issued
and outstanding, respectively.      $    966      $ 966
Additional paid-in capital         8,197,260  8,197,260
Accumulated deficit               -8,211,408 -8,209,403

  Total stockholders' equity        $-13,182   $-11,177

  Total liabilities and
  stockholders' equity                $2,242     $1,247




The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                For the            For the
                                Quarter Ended      Quarter Ended
                                April 30, 2001     April 30, 2000

REVENUES:

 Interest                        $          2      $          3

COSTS AND EXPENSES:
 General and administrative             1,204             1,207

  OPERATING LOSS                 $     -1,202      $     -1,204

PROVISION FOR INCOME TAXES       $          -                 -

NET INCOME (LOSS)                $     -1,202      $     -1,204

Net (Income loss) per share      $    -.00001      $    -.00001

Average no. of shares
outstanding                        96,583,000        96,583,000


The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                  For the Six      For the Six
                                  Mos.  Ended      Mos.  Ended
                                  April 30, 2001   April 30, 2000

REVENUES:

 Interest                          $          5      $          5

COSTS AND EXPENSES:
 General and administrative        $      2,010             4,029

LOSS BEFORE PROVISION
FOR INCOME TAXES                   $     -2,005      $     -4,024

PROVISION FOR INCOME TAXES                    -                 -

NET INCOME (LOSS)                  $     -2,005      $     -4,024

Net (Income loss) per share        $    -.00002      $    -.00005

Average no. of shares outstanding    96,583,000        87,099,575



The accompanying notes are an integral part of these statements.




NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)



                                      For the Six     For the Six
                                     Months Ended    Months Ended
                                   April 30, 2001  April 30, 2000

Cash flows from operating activities:

  Net loss                               $-2,005      $-4,024

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Net changes in assets and liabilities:

   Accounts payable                      $     -       $    -

    Total adjustments                    $     -       $    -

    Net cash provided (used) by
     operating activities                 $-2,005      $-4,024

Cash flows from investing activities:

  Short term loan                         $ 3,000      $ 4,200

  Sale of Common Stock                                      30

  Net cash provided by
  investing activities                    $ 3,000      $ 4,230

  Net increase (decrease) in cash         $   995      $   206

  Cash at beginning of period               1,247        1,063

  Cash at end of period                    $2,242       $1,269


The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2001

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


NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2001


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,242. as of April 30, 2001. Accordingly, the Company has significantly reduced its overhead.
The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues from operations for the three and six months ended April 30, 2001 and for the three and six months ended April 30, 2000. During the three and six months ended April 30, 2001, the Company had a net loss of $(1,202) and $(2,005), respectively, as compared to a net loss of $(1,204) and $(4,024), respectively, during the three and six months ended April 30, 2000.

     On April 30, 2001, the Company had a working capital deficit and stockholders' deficit of $(13,182), $2,242 in cash, total assets of $2,242 and total liabilities of $15,424. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,242 as of April 30, 2001. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and is in the process of seeking a business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.





PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-
          Holders.

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



                    NOVA INTERNATIONAL FILMS, INC.
                    (Registrant)



Dated: May 31, 2001      By:/s/ William Rifkin
                            William Rifkin,
                            Chairman of the Board
                            (Principal Executive Officer)



Dated: May 31, 2001      By:/s/ William Rifkin
                            William Rifkin, Principal
                            Financial Officer