Form 10QSB
period 2001-07-31
NOVA INTERNATIONAL FILMS INC
filed 2001-09-07
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC  20549


                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Common, $.00001 par value per share: 96,583,000
     outstanding as of August 31, 2001

PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended July 31, 2001



            Item                        Page

Item 1 - Financial Statements

       Balance Sheets                    3

       Statements of Operations          4-5

       Statements of Cash Flows           6

       Notes to Financial Statements      7-8

Item 2 - Management's Discussion
         and Analysis
         or Plan of Operation             9

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)



                                    JULY 31,    OCTOBER 31,
                                     2001         2000

ASSETS

Cash                                 $4,011      $1,247

  Total assets                       $4,011      $1,247


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and
accrued expenses                     $1,800      $1,800

Short term loan                      16,624      10,624

  Total liabilities                 $18,424     $12,424

COMMITMENTS AND CONTINGENCIES            -           -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
100,000,000 shares authorized,
96,583,000 shares issued
and outstanding, respectively.      $   966      $  966
Additional paid-in capital        8,197,260   8,197,260
Accumulated deficit              -8,212,639  -8,209,403

  Total stockholders' equity       $-14,413    $-11,177

  Total liabilities and
  stockholders' equity               $4,011      $1,247


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                             For the         For the
                             Quarter Ended   Quarter Ended
                             July 31, 2001   July 31, 2000

REVENUES:

 Interest                       $     1       $      5

COSTS AND EXPENSES:
 General and administrative        1,232      $  2,869

  OPERATING LOSS                $ -1,231      $ -2,864

PROVISION FOR INCOME TAXES           $-            $-

NET INCOME (LOSS)               $ -1,231        -2,864

Net (Income loss) per share     $-.00001      $-.00003

Average no. of
shares outstanding            96,583,000    96,583,000


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                               For the Nine      For the Nine
                               Mos.  Ended       Mos. Ended
                               July 31, 2001    July 31, 2000

REVENUES:

 Interest                           $    6         $    10

COSTS AND EXPENSES:
 General and administrative         $3,242          $6,898

LOSS BEFORE PROVISION
FOR INCOME TAXES                $   -3,236      $   -6,888

PROVISION FOR INCOME TAXES              -               -

NET INCOME (LOSS)                  $-3,236         $-6,888

Net Income (loss) per share       $-.00003        $-.00007

Average no. of
shares outstanding              96,583,000      96,393,606

The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)

                                      For the Nine    For the Nine
                                      Months Ended    Months Ended
                                      July 31, 2001   July 31, 2000

Cash flows from operating activities:

  Net loss                               $-3,236      $-6,888

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Net changes in assets and liabilities:

   Accounts payable                           $-           $0

    Total adjustments                         $-           $0

    Net cash provided (used) by
     operating activities                $-3,236      $-6,888

Cash flows from investing activities:

  Short term loan                        $ 6,000      $ 8,200

  Sale of Common Stock                                     30

  Net cash provided by
  investing activities                    $6,000       $8,230

  Net increase (decrease) in cash         $2,764      $ 1,342

  Cash at beginning of period              1,247        1,063

  Cash at end of period                   $4,011       $2,405

The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2001

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

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2001


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $4,011. as of July 31, 2001. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     The Company had no revenues from operations for the three and nine months ended July 31, 2001 and for the three and nine months ended July 31, 2000. During the three and nine months ended July 31, 2001, the Company had a net loss of $(1,232) and $(3,236), respectively, as compared to a net loss of $(2,864) and $(6,888), respectively, during the three and nine months ended July 31, 2000.

     On July 31, 2001, the Company had a working capital deficit and stockholders' deficit of $(14,413), $4,011 in cash, total assets of $4,011 and total liabilities of $18,424. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $4,011 as of July 31, 2001. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and is in the process of seeking a business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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



                            NOVA INTERNATIONAL FILMS, INC.
                            (Registrant)



Dated: September 5, 2001    By: /s/ William Rifkin
                                William Rifkin,
                                Chairman of the Board
                                (Principal Executive Officer)



Dated: September 5, 2001    By: /s/ William Rifkin
                                William Rifkin, Principal
                                Financial Officer