Form 10KSB
period 2001-10-31
NOVA INTERNATIONAL FILMS INC
filed 2001-12-17
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549


                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended OCTOBER 31, 2001

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

State Issuer's revenues for its most recent fiscal year:    $0

As of November 30, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (18,083,000) was approximately $180,830. The number of shares outstanding of the Common Stock ($.00001 par value) of the Issuer as of the close of business on November 30, 2001 was 96,583,000.

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

     As a result of the closing of the Acquisition Agreement in May 1993 (as described below under "Transfer of Film Business"), the Company has no current business operations and is in the process of seeking another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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

     As of November 30, 1995, the Company assigned to Epic and Epic assumed the remaining $3 million Nonrecourse
Obligations plus interest thereon. As a result thereof, the Company eliminated its bank indebtedness.

     As a result of the foregoing, and as stated above, the Company has no current business operations and is in the process of seeking another business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful.

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

Uncertainties and Risk Factors

     In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

     NO CURRENT BUSINESS OPERATIONS. Since May 1993, the Company has no current business operations. With no current business operations, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. There is no assurance the Company's intended merger or acquisition activities will be successful or result in revenue or profit to the Company. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

     EXTREMELY LIMITED CAPITALIZATION. The Company has insufficient capital with which to make any significant asset acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities. In addition, inasmuch as the Company's capitalization is limited and the issuance of additional Common Stock will result in a dilution of interest for present shareholders, it is unlikely the Company will be capable of negotiating more than one merger or acquisition. Consequently, the Company's lack of diversification may subject the Company to economic fluctuation within a particular industry in which a target company conducts business.

     LACK OF REVENUES AND BUSINESS OPERATIONS; DOUBTFUL
ABILITY TO CONTINUE AS A GOING CONCERN. As a result of the Company's lack of revenues and business operations, the Company's independent auditor's report, dated November 21, 2001, for the year ended October 31, 2001, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

     COMPETITION FOR BUSINESS OPPORTUNITIES. The Company is aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     LACK OF MARKET RESEARCH OR IDENTIFICATION OF ACQUISITION OR MERGER CANDIDATE. The Company has neither conducted nor have others made available to it results of market research concerning the availability of potential business opportunities. Therefore, management has no assurance that market demand exists for a merger or acquisition as contemplated by the Company. Although the Company has determined to initially limit its search for a potential business or business opportunity to firms involved or intending to be involved in the telecommunications and/or internet industries, there is no assurance the Company will be able to acquire a business opportunity on terms favorable to the Company.

     CONFLICTS OF INTEREST - POSSIBLE NEGOTIATION OR
OTHERWISE GRANT OF CONSENT BY MANAGEMENT TO PURCHASE OF MANAGEMENT'S COMMON STOCK. As a condition to or in connection with a proposed merger or acquisition transaction, management may actively negotiate or otherwise consent to the purchase of all or a portion of its shares of Common Stock. In connection with any such stock purchase transaction, it is possible that a premium may be paid for management's shares of Common Stock and that the other shareholders in the Company may not receive any portion thereof in the event such premium may be paid. Any transaction structured in such manner may present management with conflicts of interest and as a result of such conflicts, may possibly compromise management's fiduciary duties to the Company's shareholders, as the potential would therefore exist for management to consider its own personal pecuniary benefit rather than the best interests of the Company's other shareholders. In this regard, management and control shareholders, if any, generally have a fiduciary obligation under Delaware law to not effect transactions which are not in good faith furtherance of rational corporate purposes or are
unfair to unaffiliated stockholders.    Further, the Company's
other shareholders may not be afforded an opportunity to otherwise participate in any particular stock buy-out transaction. Additionally, in any such transaction, it is possible, although not presently intended, that the Company may borrow funds to be used directly or indirectly to purchase management's shares.

     POSSIBLE CHANGE IN CONTROL AND MANAGEMENT. The successful completion of a merger or acquisition may result in a change of control of the Company. Any such change in control may also result in the resignation or removal of the Company's present management.

     REGULATION.   Although the Company is subject to
regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

     TAXATION.   In  the course of any acquisition or  merger
the Company may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Company and the "target" company. Presently, under Section 368 of the Internal Revenue Code of 1986, as amended, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law.
While the Company expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Company and the "target" company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on the Company.

     LIMITATION ON LIABILITY OF DIRECTORS. The Company's Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its shareholders for monetary damages resulting from breaches of his fiduciary duty of care as a director, including breaches which constitute gross negligence. As a result, the rights of the Company and its shareholders to obtain monetary damages for acts or omissions of directors will be more limited than they would be in the absence of such provision. The provision would not apply to a violation of a director's responsibility under the Federal securities laws.

     POSSIBLE USE OF DEBT FINANCING; DEBT OF AN ACQUIRED BUSINESS. There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay
principal and interest.   Furthermore, an acquired business may
already have previously-incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

     CUMULATIVE VOTING AND PRE-EMPTIVE RIGHTS. There are no pre-emptive rights in connection with the Company's Common Stock. Therefore, current shareholders of the Company will be in all likelihood significantly diluted in their percentage ownership of the Company in the event the Company issues shares of stock in connection with an acquisition of a business or business opportunity. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     DIVIDENDS.   At the present time the Company does not
anticipate paying dividends on its Common Stock in the foreseeable future. Any future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Certain shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

     ISSUANCE OF SHARES IN MERGER OR ACQUISITION. Any acquisition effected by the Company may result in the issuance of additional Common Stock without shareholder approval and may result in substantial dilution in the percentage of the Company's securities held by the Company's then-shareholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm's-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company's then-shareholders.

     PENNY STOCK RULES. The Company's Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of shareholders in this offering to sell their shares in the secondary market. In addition, Securities and Exchange Commission rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The additional burdens imposed upon broker/dealers by such requirements may discourage broker/dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

     RESTRICTIONS ON TRANSFERABILITY; LIMITED TRADING MARKET. Only a limited trading market for the Common Stock currently exists. The market price of the Common Stock, which currently is listed on the OTC Bulletin Board under the symbol NIFI, has and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.

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

Item 4.        Submission of Matters to a Vote of Security-
               Holders.

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


                                       Bid Prices
     Period                        High           Low

Fiscal Year Ended October 31, 2000:

Nov. 1, 1999 to Jan. 31, 2000      $.01           $.01
Feb. 1, 2000 to April 30, 2000     $.20           $.03
May 1, 2000 to July 31, 2000       $.14           $.04
Aug. 1, 2000 to Oct. 31, 2000      $.0625         $.03

Fiscal Year Ended October 31, 2001:

Nov. 1, 2000 to Jan. 31, 2001      $.03           $.02
Feb. 1, 2001 to April 30, 2001     $.0625         $.03
May 1, 2001 to July 31, 2001       $.02           $.02
Aug. 1, 2001 to Oct. 31, 2001      $.01           $.01

     As of November 30, 2001, there were approximately 625 record holders of the Company's Common Stock.

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

     The Company had no revenues for the fiscal years ended
October 31, 2000 and 2001.  During the fiscal year ended
October 31, 2001, the Company had a net loss of $ $(4,369) as compared to a net loss of $(9,046) during the fiscal year ended
October 31, 2000.

     On October 31, 2001, the Company had a working capital deficit and stockholders' deficit of $(15,546), $2,878 in cash, total assets of $2,878 and total liabilities of $18,424. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,878 as of October 31, 2001. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. During fiscal 2001, the Company did enter into a letter of intent to acquire Renewable Energy Corp. Such negotiations have since terminated. No assurance can be given that the Company will be able to consummate any other arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

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

                    Present Position       Has Served As
Name           Age  and Offices            Director Since


William Rifkin  81  Chairman of the Board, December 1984
                    Secretary and Director

Martin Rifkin   40  President, Treasurer   April 1985
                    and Director

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

Item 10.  Executive Compensation.

     For the fiscal year ended October 31, 2001, none of the Company's executive officers received compensation from the Company.

     Since inception, no director has received any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

Item 11.  Security Ownership of Certain Beneficial Owners
               and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) directors and officers of the Company as a group:

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

Item 12.  Certain Relationships and Related Transactions.

     During the fiscal years ended October 31, 2000 and October 31, 2001, Martin Rifkin made short term loans to the Company in order to allow the Company to meet certain working capital needs. As of October 31, 2001, the principal balance owing was in the amount of $16,624. Such loans are without interest and payable on demand.

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

                    NOVA INTERNATIONAL FILMS, INC.
                    (Registrant)


                    By: /s/ Martin Rifkin
                            Martin Rifkin, President


                    Dated: December 14, 2001




     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature              Title                            Date

/s/ William Rifkin     Chairman of the Board,          12/14/01
William Rifkin         Secretary and Director
                       (Principal Executive Officer,
                       Principal Financial Officer
                       and Principal Accounting
                       Officer)


/s/ Martin Rifkin      President, Treasurer            12/14/01
Martin Rifkin          and Director






GLASSER & HAIMS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
99 WEST HAWTHORNE AVENUE
VALLEY STREAM, N.Y. 11580


ALVIN M. GLASSER, C.P.A.              (516) 568-2700
IRWIN M. HAIMS, C.P.A.                TELECOPIER
                                      (516) 568-2911

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS
NOVA INTERNATIONAL FILMS, INC.


We have audited the accompanying balance sheets of Nova International Films, Inc. as of October 31, 2001 and the related statements of operations, stockholder's equity, and cash flows for the period November 1, 2000 through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 2001 and the results of its operations and cash flows for the period indicated above in conformity with generally accepted accounting principles.

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


GLASSER & HAIMS, P.C.

Valley Stream, New York
November 21, 2001



F-1

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
OCTOBER 31, 2001




ASSETS

Cash                               $2,878

  Total assets                                   $2,878


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:

Accounts payable
 and accrued expenses             $ 1,800
Short term loan                    16,624

  Total liabilities                             $18,424

COMMITMENTS AND CONTINGENCIES                        -

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $.00001 par value;
  100,000,000 shares authorized,
  96,583,000 shares issued
  and outstanding, respectively.  $   966
Additional paid-in capital      8,197,260
Accumulated deficit            (8,213,772)

  Total stockholders' (deficit)                $(15,546)

  Total liabilities
  and stockholders' (deficit)                  $  2,878





The accompanying notes are an integral part of these statements.

F-2


NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                          For the Year      For the Year
                          Nov. 1, 2000      Nov. 1, 1999
                             Through           Through
                          Oct. 31, 2001     Oct. 31, 2000

REVENUES                          $-             $-

COSTS AND EXPENSES:
 Selling, general and
 administration expenses      $4,375         $9,059

  OPERATING LOSS             $(4,375)       $(9,059)

OTHER INCOME
 Interest income                  $6            $13

LOSS BEFORE PROVISION
FOR INCOME TAXES              (4,369)        (9,046)

PROVISION FOR INCOME TAXES         -              -

NET (LOSS)                   $(4,369)       $(9,046)

Net (loss) per share        $(.00005)      $(.00010)

Average no. of
shares outstanding        96,583,000     91,880,260







The accompanying notes are an integral part of these statements.

F-3



NOVA INTERNATIONAL FILMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 2000 AND 2001




                            Common Stock
                            $.00001 Par Value      Additional
                            No. of                 Paid-in
                            Shares        Amount   Capital

Balance
at October 31, 1999         73,583,000   $  736   $ 8,197,260

Sale of Capital Stock       23,000,000      230

Net (Loss)
from 11/1/99 thru 10/31/00

                            96,583,000   $  966   $ 8,197,260

Net (Loss)
from 11/1/00 thru 10/31/01

Balance
at October 31, 10/31/01     96,583,000   $  966   $ 8,197,260


                             Accumulated
                             Deficit          Total

Balance
at October 31, 1999       $ (8,200,357)      $ (2,361)

Sale of Capital Stock                             230

Net (Loss)
from 11/1/99 thru 10/31/00      (9,046)        (9,046)

                          $ (8,209,403)       (11,177)

Net (Loss)
from 11/1/00 thru 10/31/01      (4,369)        (4,369)

Balance
at October 31, 10/31/01   $ (8,213,772)       (15,546)



The accompanying notes are an integral part of these statements.

F-4


NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH




                               For the Year      For the Year
                               Nov. 1, 2000      Nov. 1, 1999
                               Through           Through
                               Oct. 31, 2001     Oct. 31, 2000

Cash flows
from operating activities:
  Net loss                          $(4,369)     $(9,046)

  Adjustments to reconcile
  net loss to
  net cash provided
  by operating activities:
   Net changes in
   assets and liabilities:
   Account payable                       $-      $ 1,000

    Total adjustments                    $-       $1,000

    Net cash (used)
    by operating activities         $(4,369)     $(8,046)

Cash flows
from investing activities:
  Short term loan                   $ 6,000      $ 8,000

  Sale of Common Stock                    0          230

   Net cash provided
   by investing activities           $6,000       $8,230

  Net increase (decrease) in cash    $1,631       $  184
  Cash at beginning of period         1,247        1,063

  Cash at end of period              $2,878       $1,247



The accompanying notes are an integral part of these statements.

F-5



NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001

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


F-6



NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001


3)  Short term loan

During the fiscal year ended October 31, 2000, and October 31, 2001 an officer of the Company made a short term loans to the Company in order to allow the Company to meet certain working capital needs. Such loan is without interest and payable on demand.

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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,878. as of July 31, 2001. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance
can be given that the Company will be able to consummate   any
such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.



F-7