Form 10QSB
period 2002-01-31
NOVA INTERNATIONAL FILMS INC
filed 2002-02-26
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549


FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Common, $.00001 par value per share: 96,583,000
    outstanding as of February 15, 2002





PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended January 31, 2002



Item
                                       Page

Item 1 -  Financial Statements

          Balance Sheets                3

          Statements of Operations      4

          Statements of Cash Flows      5

          Notes to Financial Statements 6-7

Item 2 -  Management's Discussion
          and Analysis or Plan
          of Operation                  8





NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)



                                 JANUARY 31,      OCTOBER 31,
                                    2002             2001
ASSETS

Cash                               $2,364           $2,878

Total assets                       $2,364           $2,878


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and
accrued expenses                  $ 1,800           $1,800
Short term loan                    16,624           16,624
  Total liabilities               $18,424          $18,424

COMMITMENTS AND CONTINGENCIES           -               -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
100,000,000 shares authorized,
96,583,000 shares issued
and outstanding, respectively.     $    966       $     966
Additional paid-in capital        8,197,260       8,197,260
Accumulated deficit              -8,214,286      -8,213,772

Total stockholders' equity         $-16,060        $-15,546

Total liabilities
and stockholders' equity             $2,364          $2,878





The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                  For the          For the
                                  Quarter Ended    Quarter Ended
                                  Jan. 31, 2002    Jan. 31, 2001
REVENUES:

 Interest                            $       0      $      3

COSTS AND EXPENSES:
 General and administrative                514           806

  OPERATING LOSS                     $    -514      $   -803

PROVISION FOR INCOME TAXES                  -             -

NET INCOME (LOSS)                    $    -514      $   -803

Net (Income loss) per share          $ -.00000      $-.00001

Average no. of shares outstanding   96,583,000    96,583,000




The accompanying notes are an integral part of these statements.




NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)



                                   For the         For the
                                   Quarter Ended   Quarter Ended
                                   Jan. 31, 2002   Jan. 31, 2001
Cash flows from operating activities:

  Net loss                               $-514      $-803

    Net cash provided (used) by
     operating activities                $-514      $-803

Cash flows from investing activities:

  Short term loan                     $      0    $ 1,500

     Net cash provided by
     investing activities                $   0    $ 1,500

  Net (decrease) increase in cash     $   -514    $   697

  Cash at beginning of period            2,878      1,247

  Cash at end of period               $  2,364    $ 1,944



The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2002

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


NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2002


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,364. as of January 31, 2002. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.







Item 2. Management's Discussion and Analysis or Plan of
Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto and is qualified in its entirety by the foregoing.

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management.
When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001. The Company does not intend to update these forward-looking statements.

     The Company had no revenues from operations for the three months ended January 31, 2002 and for the three months ended January 31, 2001. During the three months ended January 31, 2002, the Company had a net loss of $(514) as compared to a net loss of $(803) during the three months ended January 31, 2001.
     On January 31, 2002, the Company had a working capital deficit and stockholders' deficit of $(16,060), $2,364 in cash, total assets of $2,364 and total liabilities of $18,424. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,364 as of January 31, 2002. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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


                           NOVA INTERNATIONAL FILMS, INC.
                           (Registrant)


Dated: February 26, 2002   By:  /s/ William Rifkin
                                William Rifkin,
                                Chairman of the Board
                                (Principal Executive Officer)



Dated: February 26, 2002   By:  /s/ William Rifkin
                                William Rifkin, Principal
                                Financial Officer