Form 10QSB
period 2002-04-30
NOVA INTERNATIONAL FILMS INC
filed 2002-06-13
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, DC  20549


                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Common, $.00001 par value per share: 96,583,000
       outstanding as of May 31, 2002

PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended April 30, 2002



Item                                   Page

Item 1 - Financial Statements

       Balance Sheets                   3

       Statements of Operations         4-5

       Statements of Cash Flows         6

       Notes to Financial Statements    7-8

Item 2 - Management's Discussion and Analysis
         or Plan of Operation           9

NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unnaudited)



                               APRIL 30,  OCTOBER 31,
                                   2002       2001

ASSETS

Cash                              $1,671     $2,878

  Total assets                    $1,671     $2,878


LIABILITIES AND
STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable
and accrued expenses              $1,800      $1,800

Short term loan                   17,124      16,624

  Total liabilities              $18,924     $18,424

COMMITMENTS AND CONTINGENCIES         -           -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value;
 100,000,000 shares authorized,
 96,583,000 shares issued
 and outstanding, respectively. $    966       $  966
Additional paid-in capital     8,197,260    8,197,260
Accumulated deficit           -8,215,479   -8,213,772

  Total stockholders'
  equity                        $-17,253     $-15,546

  Total liabilities and
  stockholders' equity            $1,671       $2,878



The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                             For the         For the
                             Quarter Ended   Quarter Ended
                             April 30, 2002  April 30, 2001

REVENUES:

 Interest                      $      0       $       2

COSTS AND EXPENSES:
 General and administrative       1,193           1,204

  OPERATING LOSS               $ -1,193       $  -1,202

PROVISION FOR INCOME TAXES     $     -               -

NET INCOME (LOSS)              $ -1,193         $-1,202

Net (Income loss) per share    $-.00001        $-.00001

Average no. of
shares outstanding            96,583,000      96,583,000


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                              For the Six    For the Six
                              Mos.  Ended    Mos.  Ended
                             April 30, 2002  April 30, 2001

REVENUES:

 Interest                       $       0      $       5

COSTS AND EXPENSES:
 General and administrative     $   1,707          2,010

LOSS BEFORE PROVISION
FOR INCOME TAXES                $  -1,707      $  -2,005

PROVISION FOR INCOME TAXES             -              -

NET INCOME (LOSS)               $  -1,707      $  -2,005

Net (Income loss) per share     $ -.00002      $ -.00002

Average no. of
shares outstanding             96,583,000     96,583,000


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)



                                     For the Six    For the Six
                                     Months Ended   Months Ended
                                     April 30, 2002 April 30, 2001

Cash flows from operating activities:

  Net loss                                 $-1,707      $-2,005

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Net changes in assets and liabilities:

   Accounts payable                        $     -      $    -

    Total adjustments                      $     -      $    -

    Net cash provided (used) by
     operating activities                  $-1,707      $-2,005

Cash flows from investing activities:

  Short term loan                          $   500      $ 3,000

  Net cash provided by investing
    activities                             $    500      $ 3,000

  Net increase (decrease) in cash          $ -1,207      $   995

  Cash at beginning of period                 2,878        1,247

  Cash at end of period                    $  1,671      $ 2,242


The accompanying notes are an integral part of these statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2002

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

NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2002


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,671. as of April 30, 2002. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

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

     The Company had no revenues from operations for the three and six months ended April 30, 2002 and for the three and six months ended April 30, 2001. During the three and six months ended April 30, 2002, the Company had a net loss of $(1,193) and $(1,707), respectively, as compared to a net loss of $(1,202) and $(2,005), respectively, during the three and six months ended April 30, 2001.

     On April 30, 2002, the Company had a working capital deficit and stockholders' deficit of $(17,253), $1,671 in cash, total assets of $1,671 and total liabilities of $18,924. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,671 as of April 30, 2002. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     In addition, as a result of the closing of the Acquisition Agreement (see Notes to the Financial Statements included elsewhere herein), the Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security-
           Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

           There are no exhibits applicable to this Form 10-
           QSB.

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



                          NOVA INTERNATIONAL FILMS, INC.
                          (Registrant)



Dated:    June 10, 2002   By:     /s/ William Rifkin
                                  William Rifkin,
                                  Chairman of the Board
                                  (Principal Executive Officer)



Dated:    June 10, 2002    By:    /s/ William Rifkin
                                  William Rifkin, Principal
                                  Financial Officer