Form 10QSB
period 2002-07-31
NOVA INTERNATIONAL FILMS INC
filed 2002-09-12
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, DC  20549


                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Common, $.00001 par value per share: 96,583,000
     outstanding as of August 31, 2002




      PART I  -  FINANCIAL INFORMATION


Item 1.        Financial Statements


NOVA INTERNATIONAL FILMS, INC.

Index to Financial Information

Period Ended July 31, 2002



               Item                     Page

Item 1 -  Financial Statements

          Balance Sheets                   3

          Statements of Operations         4-5

          Statements of Cash Flows         6

          Notes to Financial Statements    7-8

Item 2 -  Management's Discussion and Analysis
          or Plan of Operation             9



NOVA INTERNATIONAL FILMS, INC.
BALANCE SHEETS
(Unaudited)



                                             JULY 31,  OCTOBER 31,
                                             2002      2001

ASSETS

Cash                                          $1,934   $2,878

  Total assets                                $1,934   $2,878


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and accrued expenses         $1,800   $ 1,800

Short term loan                               17,824    16,624

  Total liabilities                          $19,624   $18,424

COMMITMENTS AND CONTINGENCIES                     -         -

STOCKHOLDERS' EQUITY:

Common Stock, $.00001 par value; 100,000,000
  shares authorized, 96,583,000 shares issued
  and outstanding, respectively.            $    966   $    966
Additional paid-in capital                 8,197,260  8,197,260
Accumulated deficit                       -8,215,916 -8,213,772

  Total stockholders' equity                $-17,690   $-15,546

  Total liabilities and stockholders' equity  $1,934     $2,878



The accompanying notes are an integral part of these statements.


NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



                                 For the             For the
                                 Quarter Ended       Quarter Ended
                                 July 31, 2002       July 31, 2001

REVENUES:

 Interest                       $          0         $        1

COSTS AND EXPENSES:
 General and administrative              437             $1,232

  OPERATING LOSS                $        437         $   -1,231

PROVISION FOR INCOME TAXES                $-                 $-

NET INCOME (LOSS)                     $ -437             -1,231

Net (Income loss) per share         $-.00000           $-.00001

Average no. of shares outstanding 96,583,000         96,583,000






The accompanying notes are an integral part of these statements.


NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                     For the Nine      For the Nine
                                     Mos.  Ended       Mos. Ended
                                     July 31, 2002     July 31, 2001

REVENUES:

 Interest                               $       0     $        6

COSTS AND EXPENSES:
 General and administrative                $2,144         $3,242

LOSS BEFORE PROVISION FOR INCOME TAXES  $  -2,144     $   -3,236

PROVISION FOR INCOME TAXES                      -              -

NET INCOME (LOSS)                         $-2,144        $-3,236

Net Income (loss) per share              $-.00002       $-.00003

Average no. of shares outstanding      96,583,000     96,583,000


The accompanying notes are an integral part of these statements.



NOVA INTERNATIONAL FILMS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(Unaudited)



                                        For the Nine     For the Nine
                                        Months Ended     Months Ended
                                        July 31, 2002    July 31, 2001

Cash flows from operating activities:

  Net loss                                 $-2,144      $-3,236

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Net changes in assets and liabilities:

   Accounts payable                             $0           $0

    Total adjustments                           $0           $0

    Net cash provided (used) by
     operating activities                  $-2,144      $-3,236

Cash flows from investing activities:

  Short term loan                           $1,200       $6,000

  Net cash provided by investing activities $1,200       $6,000

  Net increase (decrease) in cash          $  -944      $ 2,764

  Cash at beginning of period                2,878        1,247

  Cash at end of period                     $1,934       $4,011




The accompanying notes are an integral part of these statements.


NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2002

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


NOVA INTERNATIONAL FILMS, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2002


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

5)  Liquidity and Capital Resources

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,934. as of July 31, 2002. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity. As of the date of this report, the Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.






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

     The Company had no revenues from operations for the three and nine months ended July 31, 2002 and for the three and nine months ended July 31, 2001. During the three and nine months ended July 31, 2002, the Company had a net loss of $(437) and $(2,144), respectively, as compared to a net loss of $(1,231) and $(3,236), respectively, during the three and nine months ended July 31, 2001.

     On July 31, 2002, the Company had a working capital deficit and stockholders' deficit of $(17,690), $1,934 in cash, total assets of $1,934 and total liabilities of $19,624. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $1,934 as of July 31, 2002. Accordingly, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          99.1 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

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


                    NOVA INTERNATIONAL FILMS, INC.
                    (Registrant)


Dated: September 12, 2002     By:  /s/ William Rifkin
                              William Rifkin,
                              Chairman of the Board
                              (Principal Executive Officer)



Dated: September 12, 2002     By:  /s/ William Rifkin
                              William Rifkin, Principal
                              Financial Officer




               CERTIFICATIONS

I, William Rifkin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nova International Films, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:     September 12, 2002       /s/ William Rifkin
                                  William Rifkin
                                  Chairman of the Board and
                                  Principal Executive Officer


I, William Rifkin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nova International Films, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:     September 12, 2002       /s/ William Rifkin
                                   William Rifkin
                                   Principal Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.




Exhibit 99.1


         CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
           AS ADOPTED PURSUANT TO
             SECTION 906 OF THE
         SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Nova International Films, Inc. (the "Company") on Form 10-QSB for the period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned's knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
     Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:     September 12, 2002       /s/ William Rifkin
                                  William Rifkin,
                                  Chairman of the Board and
                                  Principal Executive Officer


Date:     September 12, 2002       /s/ William Rifkin
                                  William Rifkin,
                                  Principal Financial Officer