Form 10KSB
period 2002-10-31
NOVA INTERNATIONAL FILMS INC
filed 2003-02-10
CIK 773394

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549


                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended OCTOBER 31, 2002

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

As of January 15, 2003, the aggregate market value of the Common
Stock held by non-affiliates of the Issuer (1,140,125) was approximately $342,000. The number of shares outstanding of the Common Stock ($.00001 par value) of the Issuer as of the close of business on January 15, 2003 was 6,037,000.

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

     As a result of the closing of the Acquisition Agreement in May 1993 (as described below under "Transfer of Film Business"), the Company has no current business operations and since then has been seeking another business opportunity. See, however, "Recent Developments" below for information on an agreement signed to acquire a 100% ownership interest in Solar Touch Limited. No assurance can be given that the Company will be able to consummate such transaction or, if consummated, that such business opportunity will be successful.

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

     As a result of the foregoing, and as stated above, the Company has no current business operations and has been in the process of seeking another business opportunity.

Recent Developments

     In November 2002, the Company signed a Share Exchange Agreement to acquire a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for approximately 49,567,000 (post-split) shares of the Company's common stock. In addition, the Share Exchange Agreement provides for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Boading Pascali Broadcasting Cable TV Integrated Information Networking, Co., LTD ("Boading"). Boading, a company established in the People's Republic of China, operates a cable TV network in the municipality of Boading, near Beijing, in the People's Republic of China. The completion of the transaction contemplated by the Share Exchange Agreement is subject to a number of factors including, but not limited to, the completion of due diligence to be conducted by the parties of one another and the Company effecting a 1 for 16 reverse stock split (which reverse stock split was effected as of November 22, 2002).

     In November 2002, the Company granted an option to DSS Associates, Carter Fleming International LTD, Grand Unison LTD, and Emerging Growth Partners Inc. (the "Optionees") to purchase an aggregate of 4,750,000 (post-split) shares of common stock in the Company for a total of $50,000. The Optionees may exercise the option in full only by delivering to the Company, immediately prior to or concurrently with the closing of the acquisition, a duly executed Notice of Exercise. Such a notice shall constitute an irrevocable commitment to purchase the 4,750,000 shares of common stock. Concurrently with the execution of the Notice, the Optionees shall wire transfer the aggregate exercise price for the shares to the Company. In the event that the Optionees fail to deliver the Notice and wire transfer as provided by the terms of the Option Agreement, then the Option Agreement shall terminate and neither party shall have any further rights, obligations or liabilities.

     Assuming completion of the foregoing transactions, the Company will have approximately 65 million (post-split) shares issued and outstanding. Although the Share Exchange Agreement and Option Agreement have been signed, no assurance can be given that such transactions will be consummated. All share and per share amounts have been retroactively restated in the financial statements to give effect to the reverse stock split.

Search for Business Opportunities

     The procedures and practices described in the following generalized discussion are intended only to provide a background against which the Company's business and its search for a business opportunity may be evaluated. There can be no assurance that the procedures and practices described in the following generalized discussion have or will apply in any particular instances to the Company's business and its search for a business opportunity, including its transaction to acquire a 100% ownership interest in Solar Touch which has not yet been consummated.

     The Company has no current business operations and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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

     The analysis of new business opportunities has been and will continue to be undertaken by or under the supervision of the Company's Chairman of the Board and President. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

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

Competition

     In connection with its search for another business opportunity, the Company has been and will remain an insignificant participant among firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. The Company also expects to face significant competition in the event the Company completes the transaction to acquire Solar Touch, which is a company involved in the cable TV industry which is a highly competitive industry.

Uncertainties and Risk Factors

     In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company. In addition to the following risks, in the event the Company consummates the transaction to acquire Solar Touch, the Company anticipates that it will face additional risks related to the business of Solar Touch and the industry within which it competes, which risks are likely to be substantial and which are not addressed below.

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

     LACK OF REVENUES AND BUSINESS OPERATIONS; DOUBTFUL ABILITY
TO CONTINUE AS A GOING CONCERN. As a result of the Company's lack of revenues and business operations, a net loss of $2,357, working capital and stockholders deficiency of $17,905, the Company's independent auditor's report, dated January 14, 2003, for the year ended October 31, 2002, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has no current business operations and is in the process of seeking a business opportunity. No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

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

     RESTRICTIONS ON TRANSFERABILITY; LIMITED TRADING MARKET.
Only a limited trading market for the Common Stock currently exists. The market price of the Common Stock, which currently is listed on the OTC Bulletin Board under the symbol NIFL, has and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.

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

                   PART II

Item 5.        Market for Common Equity and Related Stockholder
               Matters.

     The Company's Common Stock is traded in the over-the-counter market and is listed on the OTC Bulletin Board. Since November 22, 2002 (the effective date of the 1 for 16 reverse stock split), the symbol for the Common Stock has been "NIFL". Prior thereto, the symbol was "NIFI". The high and low bid quotations for the Company's Common Stock tabulated below (adjusted to give effect for the 1 for 16 reverse stock split) represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                       Bid Prices
Period                             High           Low

Fiscal Year Ended October 31, 2001:

Nov. 1, 2000 to Jan. 31, 2001      $0.48          $0.32
Feb. 1, 2001 to April 30, 2001     $1.00          $0.48
May 1, 2001 to July 31, 2001       $0.32          $0.32
Aug. 1, 2001 to Oct. 31, 2001      $0.16          $0.16

Fiscal Year Ended October 31, 2002:

Nov. 1, 2001 to Jan. 31, 2002      $0.16          $0.16
Feb. 1, 2002 to April 30, 2002     $0.16          $0.16
May 1, 2002 to July 31, 2002       $0.00          $0.00
Aug. 1, 2002 to Oct. 31, 2002      $0.00          $0.00

     As of January 15, 2003, there were approximately 625 record holders of the Company's Common Stock.

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

Overview

     Nova International Films, Inc. (the "Company") was incorporated in the State of Delaware on November 27, 1984. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for
distribution.   Since May 1993, however,  the Company has had no
current business operations and since then has been seeking another business opportunity.

Plan of Operation

     The Company had no revenues for the fiscal years ended
October 31, 2001 and 2002.  During the fiscal year ended October
31, 2002, the Company had a net loss of $(2,359) as compared to a net loss of

$(4,369) during the fiscal year ended October 31, 2001.

     On October 31, 2002, the Company had a working capital deficit and stockholders' deficit of $(17,905), $2,419 in cash, total assets of $2,419 and total liabilities of $20,324. The working capital deficit and stockholders' deficit is principally due to short term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

     At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,419 as of October 31, 2002. Accordingly, in recent years, the Company has significantly reduced its overhead. In connection therewith, the Company does not pay any officer salaries and rent. Its costs primarily include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain expenses in seeking business opportunities.

     As mentioned above, since May 1993, the Company has had no current business operations and since then has been seeking another business opportunity. In November 2002, the Company signed a Share Exchange Agreement to acquire a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for approximately 49,567,000 (post-split) shares of the Company's common stock. In addition, the Share Exchange Agreement provides for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Boading Pascali Broadcasting Cable TV Integrated Information Networking, Co., LTD ("Boading"). Boading, a company established in the People's Republic of China, operates a cable TV network in the municipality of Boading, near Beijing, in the People's Republic of China. The completion of the transaction contemplated by the Share Exchange Agreement is subject to a number of factors including, but not limited to, the completion of due diligence to be conducted by the parties of one another and the Company effecting a 1 for 16 reverse stock split (which reverse stock split was effected as of November 22, 2002).

     In November 2002, the Company granted an option to DSS Associates, Carter Fleming International LTD, Grand Unison LTD, and Emerging Growth Partners Inc. (the "Optionees") to purchase an aggregate of 4,750,000 (post-split) shares of common stock in the Company for a total of $50,000. The Optionees may exercise the option in full only by delivering to the Company, immediately prior to or concurrently with the closing of the acquisition, a duly executed Notice of Exercise. Such a notice shall constitute an irrevocable commitment to purchase the 4,750,000 shares of common stock. Concurrently with the execution of the Notice, the Optionees shall wire transfer the aggregate exercise price for the shares to the Company. In the event that the Optionees fail to deliver the Notice and wire transfer as provided by the terms of the Option Agreement, then the Option Agreement shall terminate and neither party shall have any further rights, obligations or liabilities.

     Assuming completion of the foregoing transactions, the Company will have approximately 65 million (post-split) shares issued and outstanding. Although the Share Exchange Agreement and Option Agreement have been signed, no assurance can be given that such transactions will be consummated. All share and per share amounts have been retroactively restated in the financial statements to give effect to the reverse stock split.

Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective November 1, 2002. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have any effect on the Company's financial statement presentation or disclosures.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities".    SFAS No. 146
requires that a liability for a cost associated with an exit or disposal activity be recognized at the date the liability is incurred and is measured and recorded at fair value. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

Item 7.        Financial Statements.

     See the Financial Statements annexed to this report.

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

     See Current Report on Form 8-K (Date of Report: January 10,
2003).



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

                         Present Position         Has Served As
Name           Age       and Offices              Director Since

William Rifkin  82    Chairman of the Board,      December 1984
                      Secretary and Director

Martin Rifkin   41    President, Treasurer        April 1985
                      and Director

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

     MARTIN RIFKIN has been President and Treasurer of the Company since October 1994 and a Director since April 1985. In addition, from April 1985 to October 1994, he was Vice President of the Company. Since December 1985, Mr. Rifkin has been a Director of Nutrition Now, Inc., which distributes nutritional supplements and since November 1987, he has been its Secretary and Treasurer and since February 1992, its President. Also, from August 1988 to February 1992, he was its Vice President. Since February 1994, Mr. Rifkin has been a Director of Cyberia Holdings, Inc. Also, from February 1994 to January 1997, he was its President, Secretary and Treasurer. Martin Rifkin is the son of William Rifkin.

Item 10.  Executive Compensation.

     For the fiscal year ended October 31, 2002, none of the Company's executive officers received compensation from the Company.

     Since inception, no director has received any compensation for his services as such. However, in the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on the Company's behalf.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 15, 2002 (which information reflects the 1 for 16 reverse stock split effected in November 2002), by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and executive officers; and (iii) directors and officers of the Company as a group:

                         Number              Percent
                         of Shares           of
Name and Address         Owned               Class

William Rifkin           2,490,625(1)        41.2%
6350 N.E. Campus Drive
Vancouver, WA

Martin Rifkin            2,406,250(2)        39.9%
6350 N.E. Campus Drive
Vancouver, WA

All Officers and         4,896,875(1)(2)     81.1%
Directors as a Group
(consisting of 2 persons)


(1) Includes 125,000 shares owned of record by the wife of William Rifkin, which shares may be deemed to be beneficially owned by him.

(2) Includes 259,375 shares owned of record by the wife of Martin Rifkin, which shares may be deemed to be beneficially owned by him, and 412,500 shares held by Martin Rifkin as custodian for his children under the Uniform Gifts to Minors Act.

Item 12.  Certain Relationships and Related Transactions.

     During the fiscal years ended October 31, 2001 and October 31, 2002, Martin Rifkin made short term loans to the Company in order to allow the Company to meet certain working capital needs. As of October 31, 2002, the principal balance owing was in the amount of $18,524. Such loans are without interest and payable on demand.

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Certificate of Incorporation of Registrant with filing receipt(1)
     3.2 Certificate of Amendment of Certificate of Incorporation with filing receipt (filed November
          17, 1989)(2)
     3.3  By-Laws of Registrant(1)
     4.1  Specimen of Common Stock Certificate of Registrant(1)
     99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



     (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

Item 14.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal
Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

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

                    Dated: February 10, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature      Title                    Date



/s/ William Rifkin       Chairman of the Board,       2/10/03
William Rifkin           Secretary and Director
                         (Principal Executive Officer,
                         Principal Financial Officer
                         and Principal Accounting
                         Officer)


/s/ Martin Rifkin        President, Treasurer         2/10/03
Martin Rifkin            and Director

                CERTIFICATIONS

I, William Rifkin, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Nova
International Films, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 10, 2003            /s/ William Rifkin
                                   William Rifkin
                                   Chairman of the Board and
                                   Principal Executive Officer

I, William Rifkin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Nova International Films, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 10, 2003            /s/ William Rifkin
                                   William Rifkin
                                   Principal Financial Officer

               TABLE OF CONTENTS
                                                        PAGE NO.

    INDEPENDENT AUDITORS' REPORT                        F-1, F-2

    FINANCIAL STATEMENTS

      Balance Sheets                                    F-3

      Statements of Operations                          F-4

      Statement of Changes in Stockholders' Deficiency  F-5

      Statements of Cash Flows                          F-6

    NOTES TO FINANCIAL STATEMENTS                       F-7 to F-11

               INDEPENDENT AUDITORS' REPORT


To the board of directors
Nova International Films, Inc.

We have audited the accompanying balance sheet of Nova
International Films, Inc. as of October 31, 2002 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova International Films, Inc. as of October 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has no revenues and business operations, a net loss of $2,359, working capital and stockholders deficiency of $17,905 which raise substantial doubts about its ability to continue as a going concern, Management's plans in regard to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California
January 14, 2003

            REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS NOVA INTERNATIONAL FILMS, INC.

We have audited the accompanying balance sheet of Nova International Films, Inc. as of October 31, 2001 and the related statements of operations, stockholders' deficiency, and cash flows for the period November 1, 2000 through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evi- dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

GLASSER & HAIMS, P.C.

Valley Stream, New York
November 21, 2001

                  NOVA INTERNATIONAL FILMS, INC.
                         BALANCE SHEETS


                                                 0CTOBER 31,
                                               2002          2001

ASSETS

Cash                                   $      2,419     $    2,878

 Total Assets                          $      2,419     $    2,878



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses  $      1,800     $    1,800
Short term loan - related party              18,524         16,624

 Total Current Liabilities                   20,324         18,424

COMMITMENTS AND CONTINGENCIES                    -              -

STOCKHOLDERS' DEFICIENCY:

Common Stock, $.00001 par value; 100,000,000
 shares authorized, 6,037,000 shares issued
 and outstanding, respectively.                  60             60
Additional paid-in capital                8,198,166      8,198,166
Accumulated deficit                      (8,216,131)    (8,213,772)

 Total Stockholders' Deficiency             (17,905)       (15,546)

 Total Liabilities and
  Stockholders' Deficiency              $     2,419     $    2,878





                   See Notes to Financial Statements

                    NOVA INTERNATIONAL FILMS, INC.
                       STATEMENTS OF OPERATIONS
                YEARS ENDED OCTOBER 31, 2002 AND 2001

                                           2002           2001

REVENUES                              $      -       $      -

COSTS AND EXPENSES:
Selling, general and
  administration expenses                  2,359          4,375

 OPERATING LOSS                           (2,359)        (4,375)

OTHER INCOME
Interest income                               -               6

LOSS BEFORE PROVISION FOR INCOME TAXES    (2,359)        (4,369)

PROVISION FOR INCOME TAXES                    -              -

NET (LOSS)                                (2,359)        (4,369)

Net (loss) per share,
basic and diluted                      $      -      $       -

Average number of shares outstanding,
basic and diluted                      6,037,000      6,037,000





                  See Notes to Financial Statements


                   NOVA INTERNATIONAL FILMS, INC.
         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
               YEARS ENDED OCTOBER 31, 2002 AND 2001



                              Common Stock
                           $.00001 Par Value    Additional
                             No. of              Paid-in    Accumulated
                             Shares    Amount     Capital     Deficit      Total



Balance at November 1, 2000  6,037,000 $ 60  $ 8,198,166  $ (8,209,403) $(11,177)

Net (Loss)                                                      (4,369)   (4,369)

Balance at October 31, 2001  6,037,000   60    8,198,166    (8,213,772)  (15,546)

Net (Loss)                                                      (2,359)   (2,359)

Balance at October 31, 2002  6,037,000 $ 60  $ 8,198,166  $ (8,216,131) $(17,905)







                              See Notes to Financial Statements
                                         F-5


                        NOVA INTERNATIONAL FILMS, INC.
                           STATEMENTS OF CASH FLOWS
                     YEARS ENDED OCTOBER 31, 2002 AND 2001


                                            2002            2001

Cash flows from operating activities:
    Net loss                          $    (2,359)    $   (4,369)

   Net cash (used) by operating activities (2,359)        (4,369)

Cash flows from investing activities:
    Advances from short term loan           1,900          6,000

  Net cash provided by investing activities 1,900          6,000

 Net increase (decrease) in cash             (459)         1,631
 Cash at beginning of year                  2,878          1,247

 Cash at end of year                  $     2,419      $   2,878





                   See Notes to Financial Statements

                NOVA INTERNATIONAL FILMS, INC.
                NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED OCTOBER 31, 2002 AND 2001


1)  Nature of Business and Organization

Nova International Films, Inc. (the Company) was incorporated on
November 27, 1984 in the State of Delaware. The Company was formed for the purpose of financing and producing motion pictures for distribution in the theatrical, home video and pay and free television markets throughout the world.

During the late eighties and early nineties the Company was involved in the production and co-production of various films and motion pictures. As of May 1993, the Company had no current business operations and since then has been seeking another business opportunity. See Note 6 for information on an agreement signed to acquire a 100% ownership interest in Solar Touch Limited. No assurance can be given that the Company will be able to consummate such transaction or, if consummated, that such business opportunity will be successful.


2)  Summary of Significant Accounting Policies

a.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


b.  Income Taxes

The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

                NOVA INTERNATIONAL FILMS, INC.
                NOTES TO FINANCIAL STATEMENTS
             YEARS ENDED OCTOBER 31, 2002 AND 2001


c.  Earnings (Loss) Per Common Share

Basic earnings (loss) per share is calculated by dividing the earnings net (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. As the company has no outstanding options or warrants, basic, and diluted earnings (loss) per share are the same for the fiscal years ended October 31, 2002 and 2001. On November 22, 2002, the Company effected a 1 for 16 reverse stock split (See
Note 6). Loss per common share calculations for the fiscal years ended October 31, 2002 and 2001 give retro-active effect to the 1-for-16 reverse split as if it occurred on November 1, 2000.

d.  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.


In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.
The adoption of SFAS No. 144 did not have any affect on the Company's financial statement presentation or disclosures.

               NOVA INTERNATIONAL FILMS, INC.
               NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED OCTOBER 31, 2002 AND 2001


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.


3)  Income Taxes

As of October 31, 2002, the Company had federal net operating loss carryforwards of approximately $6,394,000 expiring in various years through 2022, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at October 31, 2002 and 2001:

                                          October 31,
                                    2002               2001
Deferred tax assets

  Operating loss carryforward   $ 2,174,000        $ 2,173,000
                                  2,174,000          2,173,000

Less:  Valuation allowance       (2,174,000)        (2,173,000)

Net deferred tax assets         $     -            $     -



As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at October 31, 2002 and 2001.

                 NOVA INTERNATIONAL FILMS, INC.
                 NOTES TO FINANCIAL STATEMENTS
             YEARS ENDED OCTOBER 31, 2002 AND 2001


4)  Short Term Loan - Related Party

 During the fiscal year ended October 31, 2001, and October 31,
2002 an officer of the Company made short term loans to the Company in order to allow the Company to meet certain working capital needs. Such loan is without interest and payable on demand.


5)  Going Concern

The accompanying financial statements have been prepared assuming that the Company can continue as a going concern. The Company currently has no revenue, business operations, a net loss of $2,359 a working capital deficiency and stockholders deficiency of $17,905 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include and adjustments that might result from the outcome of this uncertainly.

At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $2,419 as of October 31, 2002. Accordingly, the Company has significantly reduced its overhead. The Company has no current business operations and is in the process of seeking a business opportunity (See Note 6). No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

                NOVA INTERNATIONAL FILMS, INC.
                NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED OCTOBER 31, 2002 AND 2001


6)  Subsequent Events

In November 2002, the Company signed a Share Exchange Agreement to acquire a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for approximately 49,567,000 (post-split ) shares of the Company's common stock. In addition, the Share Exchange Agreement provides for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Boading Pascali Broadcasting Cable TV Integrated Information Networking, Co., LTD ("Boading"). Boading, a company established in the People's Republic of China, operates a cable TV network in the municipality of Boading, near Beijing, in the People's Republic of China. The completion of the transaction contemplated by the Share Exchange Agreement is subject to a number of factors including, but not limited to, the completion of due diligence to be conducted by the parties of one another and the Company effecting a 1 for 16 reverse stock split (which reverse split was effected as of November 22, 2002).

In November 2002, the Company granted an option to DSS Associates, Carter Fleming International LTD, Grand Unison LTD, and Emerging Growth Partners Inc. (the "Optionees") to purchase an aggregate of 4,750,000 (post-split) shares of common stock in the Company for a total of $50,000. The Optionees may exercise the option in full only by delivering to the Company, immediately prior to or concurrently with the closing of the acquisition, a duly executed Notice of Exercise. Such a notice shall constitute an irrevocable commitment to purchase the 4,750,000 shares of common stock. Concurrently with the execution of the Notice, the Optionees shall wire transfer the aggregate exercise price for the shares to the Company. In the event that the Optionees fail to deliver the Notice and wire transfer as provided by the terms of the Option Agreement, then the Option Agreement shall terminate and neither party shall have any further rights, obligations' or liabilities.

Assuming completion of the transactions discussed in paragraphs 1 and 2, the Company will have approximately 65 million (post-split) shares issued and outstanding. Although the Share Exchange Agreement and Option Agreement have been signed, no assurance can be given that such transactions will be consummated. All share and per share amounts have been retroactively restated in the financial statements to give effect to the reverse stock split.