Form 10QSB
period 2003-01-31
NOVA INTERNATIONAL FILMS INC
filed 2003-03-24
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                       Commission File Number:
 January 31, 2003                                              2-98997-NY


                         NOVA INTERNATIONAL FILMS, INC.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)



          DELAWARE                                       11-2717273
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                          Suite 805, One Pacific Place,
                             88 Queensway, Hong Kong
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (852) 2891-3130
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

The number of shares of Common Stock outstanding as of January 31, 2003 was 6,037,000.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

ITEM 1.  FINANCIAL STATEMENTS

NOVA INTERNATIONAL FILMS, INC.
CONDENSED BALANCE SHEETS

                                                     JANUARY 31,    OCTOBER 31,
                                                            2003           2002
                                                     (unaudited)     (audited)
CURRENT ASSETS
Cash                                                 $       100    $     2,419
                                                     -----------    -----------

Total assets                                         $       100    $     2,419
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                $     1,800    $     1,800
Short term loan - related party                           16,948         18,524
                                                     -----------    -----------

Total liabilities                                         18,748         20,324
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --

STOCKHOLDERS' DEFICIENCY

Common Stock, $.00001 par value; 100,000,000
   shares authorized, 6,037,000 shares issued and
   outstanding, respectively                                  60             60
Additional paid-in capital                             8,198,166      8,198,166
Accumulated deficit                                   (8,216,874)    (8,216,131)
                                                     -----------    -----------

Total stockholders' deficiency                           (18,648)       (17,905)
                                                     -----------    -----------

Total liabilities and stockholders' deficiency       $       100    $     2,419
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed statements.


NOVA INTERNATIONAL FILMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                                           For the three       For the three
                                                            months ended        months ended
                                                        January 31, 2003    January 31, 2002

REVENUE                                                 $           --      $           --

COSTS AND EXPENSES:
General and administrative                                           743                 514
                                                        ----------------    ----------------

OPERATING LOSS                                                      (743)               (514)

PROVISION FOR INCOME TAXES                                          --                  --
                                                        ----------------    ----------------

NET LOSS                                                $           (743)   $           (514)
                                                        ================    ================

Net loss per share - basic and diluted                  $           --      $           --
                                                        ================    ================

Average no. of shares outstanding - basic and diluted          6,037,000           6,037,000


The accompanying notes are an integral part of these condensed statements.


NOVA INTERNATIONAL FILMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
                                                          For the three       For the three
                                                           months ended        months ended
                                                       January 31, 2003    January 31, 2002
Cash flows from operating activities:

  Net loss                                             $           (743)   $           (514)
  Adjustments to reconcile net loss to net cash used
    in operating activities                                        --                  --
                                                       ----------------    ----------------

Net cash used in operating activities                              (743)               (514)

Cash flows from financing activities:
  Repayment of short term loan                                   (1,576)               --
                                                       ----------------    ----------------

Net cash used in financing activities                            (1,576)               --
                                                       ----------------    ----------------

Net decrease in cash                                               (514)
                                                                                     (2,319)

Cash at beginning of period                                       2,419               2,878
                                                       ----------------    ----------------

Cash at end of period                                  $            100    $          2,364
                                                       ================    ================

The accompanying notes are an integral part of these condensed statements.

NOVA INTERNATIONAL FILMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JANUARY 31, 2003

1)       Nature of Business and Organization

         Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. The Company was formed for the purpose of financing and producing motion pictures for distribution in the theatrical, home video and pay and free television markets throughout the world.

         During the late eighties and early nineties the Company was involved in the production and co-production of various films and motion pictures. As of May 1993, the Company had no current business operations and since then has been seeking another business opportunity. See Note 5 for information on an agreement signed to acquire a 100% ownership interest in Solar Touch Limited. No assurance can be given that the Company will be able to consummate such transaction or, if consummated, that such business opportunity will be successful.

a.       Issuance and Reverse Split of Common Stock

On January 2, 1986, the Company completed a public offering whereby ten million (10,000,000) units were sold at $.10 per unit, each unit consisting of one (1) share of Common Stock, $.00001 par value, and one
         (1) Redeemable Common Stock Purchase Warrant. These warrants have now lapsed.

         On November 22, 2002, the Company effected a 1 for 16 reverse stock split.

2)       Summary of Significant Accounting Policies

a.       Basis of presentation

         The accompanying interim condensed financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at January 31, 2003, the results of operations for the three months ended January 31, 2003 and 2002, and cash flows for the three months ended January 31, 2003 and 2002. The balance sheet as of October 31, 2002 is derived from the Company's audited financial statements.

         Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, as filed with the Securities and Exchange Commission.

b.       Earning (Loss) per Common Share

         Basic earning (loss) per share is calculated by dividing the net earning (loss) available to the common stockholders by the weighted average number of common shares outstanding during the year. Diluted earning per share is calculated assuming the issuance of common shares resulting from the exercise of stock options and warrants. Dilutive securities are not included in the calculation of loss per share because their effect would have been anti-dilutive. As the Company has no outstanding options or warrants, basic and diluted earnings (loss) per share are the same for the quarters ended January 31, 2003 and 2002. On November 22, 2002, the Company effected a 1 for 16 reverse stock split. All share and per share amounts have been restated on the financial statements to give effect to the reverse stock split. Loss per common share calculations for the quarter ended January 31, 2002 give retroactive effect to the 1-for-16 reverse split as if it occurred on November 1, 2001.

c.       Use of Estimates

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

d.       Income Taxes

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

e.       New Accounting Pronouncements

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

         In April 2002, the FASB issued SFAS 145, Rescission of FABS Statements No.4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with the earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

3)       Short Term Loan - Related Party

         During the fiscal years ended October 31, 2001 and 2002, an officer of the Company made short-term loans to the Company in order to allow the Company to meet certain working capital needs. Such loan is without interest and payable on demand.

4)       Going Concern

         The accompanying financial statements have been prepared assuming that the Company can continue as a going concern. The Company currently has no revenue, business operations, a net loss of $743, a working capital deficiency and stockholders' deficiency of $18,648 which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $100 as of January 31, 2003. Accordingly, the Company has significantly reduced its overhead. The Company had no business operations as of January 31, 2003 (See Note 5). No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

5)       Subsequent Event

         On November 1, 2002, the Company signed a Share Exchange Agreement (the "Exchange Agreement"), as amended by the Amended Share Exchange Agreement (the "Amended Agreement"), dated February 21, 2003, to acquire a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 (post-split) shares of the Company's common stock. In addition, the Share Exchange Agreement provides for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking, Co., Ltd. ("Baoding"). Baoding, a company established in the People's Republic of China, operates a cable TV network in the municipality of Baoding, near Beijing, in the People's Republic of China.

         In November 2002, the Company granted an option to DSS Associates, Carter Fleming International Ltd., Grand Unison Ltd., and Emerging Growth Partners Inc. (the "Optionees") to purchase an aggregate of 4,750,000 (post-split) shares of common stock in the Company for a total of $50,000.

         Pursuant to the Exchange Agreement, on February 28, 2003 (the "Closing Date"), the Company acquired (the "Acquisition") from Kingston all of the issued and outstanding equity interests of Solar Touch (the "Solar Touch Shares"). As consideration for the Solar Touch Shares, the Company issued 49,567,002 shares of its common stock to the Sellers. In addition to the common stock issued to the Sellers, the Company also issued 4,760,931 shares to the Seller's financial consultants. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Sellers.

         On the Closing Date, Mr. Martin Rifkin resigned as President, Treasurer and a Director of the Company. On the same date, Mr. William Rifkin resigned from his position as Chairman of the Board, Secretary and Director of the Company. Effective March 1, 2003, Messrs. Jun-Tang Zhao, Raymond Ying-Wai Kwan, Yau-Sing Tang and George Raney began serving their terms as members of the Board of Directors of the Company. The newly elected directors appointed Mr. Raymond Ying-Wai Kwan as the Chief Executive Officer and Yau-Sing Tang as the Chairman of the Board of Directors and Chief Financial Officer.

         Pursuant to the terms of the Amended Agreement, the Company has the right to rescind the Acquisition. The Company may rescind the Acquisition if at any time after April 30, 2003 and prior to the delivery of the audited financial statements of Solar Touch, the Company has not been delivered the financial statements which reflect (a) a positive net income for the fiscal year ended December 31, 2002, (b) a stockholders' equity of at least US$6,000,000 and (c) the elimination of the shareholders' loan in the principal amount of US$5,875,793 and the capitalization of such amount on the books and records of Solar Touch.

         In the event of rescission, (i) the Company shall return to Kingston the Solar Touch shares, (ii) the Sellers, their financial consultants and/or their respective designees shall return and cancel the common stock issued pursuant to the Exchange Agreement, (iii) the Company's current directors shall appoint the designees of Mr. Martin Rifkin to the Board of Directors, and (iv) the current directors and the officers of the Company shall submit their resignations to be effective after the appointments described above. Mr. Martin Rifkin has been designated to act on behalf of the Company in the event of rescission. Rescission shall be without liability to the parties of the Exchange Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, the Quarterly Reports and Current Reports on Form 8-K by the Company.

         The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto, included as part of this Quarterly Report.

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

Plan of Operations

         As mentioned above, since May 1993, the Company has had no current business operations and since then has been seeking another business opportunity. In November 2002, the Company signed a Share Exchange Agreement (the "Exchange Agreement"), as amended by the Amended Share Exchange Agreement (the "Amended Agreement"), dated February 21, 2003, to acquire a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 (post-split) shares of the Company's common stock. In addition, the Share

Exchange Agreement provides for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking, Co., LTD ("Baoding"). Baoding, a company established in the People's Republic of China, operates a cable TV network in the municipality of Baoding, near Beijing, in the People's Republic of China.

Recent Developments

         Pursuant to the Exchange Agreement, on February 28, 2003 (the "Closing Date"), the Company acquired (the "Acquisition") from Kingston all of the issued and outstanding equity interests of Solar Touch (the "Solar Touch Shares"). As consideration for the Solar Touch Shares, the Company issued 49,567,002 shares of its common stock to the Sellers. In addition to the common stock issued to the Sellers, the Company 4,760,931 to the Seller's financial consultants. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Sellers.

Election of New Directors and Officers

         On the Closing Date, Mr. Martin Rifkin resigned as President, Treasurer and a Director of the Company. On the same date, Mr. William Rifkin resigned from his position as Chairman of the Board, Secretary and Director of the Company. Effective March 1, 2003, Messrs. Jun-Tang Zhao, Raymond Ying-Wai Kwan, Yau-sing Tang and George Ramey began serving their terms as members of the Board of Directors of the Company. The newly elected directors appointed Raymond Ying-Wai Kwan as the Chief Executive Officer and Yau-sing Tang as the Chairman of the Board of Directors and Chief Financial Officer.

Right to Rescind the Acquisition

         Pursuant to the terms of the Amended Agreement, the Company has the right to rescind the Acquisition. The Company may rescind the Acquisition if at any time after April 30, 2003 and prior to the delivery of audited financial statements of Solar Touch, Solar Touch has not delivered financial statements which reflect (a) a positive net income for the fiscal year ended December 31, 2002, (b) stockholders' equity of at least US$6,000,000 and (c) the elimination of the shareholders' loan in the principal amount US$5,875,793 and the capitalization of such amount on the books and records of Solar Touch.

         In the event of rescission, (i) the Company shall return to Kingston the Solar Touch Shares, (ii) the Sellers, their financial consultants and/or their respective designees shall return and cancel the common stock issued pursuant to the Exchange Agreement, (iii) the Company's current directors shall appoint the designees of Martin Rifkin to the Board of Directors, and (iv) the current directors and officers of the Company shall submit their resignations to be effective after the appointments described in (iii) above. Martin Rifkin has been designated to act on behalf of the Company in the event of a rescission. Rescission shall be without liability to the parties of the Exchange Agreement.

         A Form 8-K related to this transaction was filed with the Securities Exchange Commission on March 17, 2003.

Results of Operations

         The Company had no revenues for the quarter ended January 31, 2003. During the quarter ended January 31, 2003, the Company had a net loss of $743 as compared to a net loss of $514 during the quarter ended January 31, 2002.

Liquidity and Capital Resources

         On January 31, 2003, the Company had a working capital deficiency and stockholders' deficiency of $18,648, $100 in cash, total assets of $100 and total liabilities of $18,748. The Company's auditors in their opinion dated January 14, 2003 included a going concern paragraph in their report. The working capital deficiency and stockholders' deficiency was principally due to short-term loans made by the President of the Company in order to allow the Company to meet certain working capital needs.

         At the current time, the Company's sole means to pay for its overhead operations is its existing cash in the total amount of $100 as of January 31, 2003. Accordingly, the Company has significantly reduced its overhead. The Company had no business operations as of January 31, 2003 (See Note 5). No assurance can be given that the Company will be able to consummate any such arrangements or, if consummated, that such business opportunity will be successful. Management has indicated that for the foreseeable future it will cover those costs necessary to retain the Company's corporate charter, file necessary tax returns, report to the Securities and Exchange Commission, and cover certain expenses in seeking business opportunities.

ITEM 3. CONTROLS AND PROCEDURES

1)       Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2)       Changes in Internal Controls

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  Report on Form 8-K filed with the SEC on January 10, 2003.

                                                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 24, 2003

                                                  NOVA INTERNATIONAL FILMS, INC.



                                                  By:  /s/ Raymond Ying-Wai Kwan
                                                      --------------------------
                                                  Name: Raymond Ying-Wai Kwan
                                                  Title:Chief Executive Officer

                                  CERTIFICATION

I, Raymond Ying-Wai Kwan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nova International Films, Inc.:
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
         (a)      designed  such  disclosure  controls and  procedures to ensure that material information  relating to the Company,  including its consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b)      evaluated  the  effectiveness  of  the  Company's   disclosure
                  controls and  procedures  as of a date within 90 days prior to the filing  date of this  quarterly  report  (the  "Evaluation
                  Date"); and
         (c)      presented in this quarterly  report our conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
         (a)      all  significant  deficiencies  in the design or  operation of internal  controls which could adversely  affect the Company's ability to record,  process,  summarize  and report  financial data  and  have  identified  for the  Company's  auditors  any material weaknesses in internal controls; and
         (b)      any fraud,  whether or not material,  that involves management or  other  employees  who  have  a  significant  role  in  the
                  Company's internal controls; and
6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





March 24, 2003
                                                       /s/ Raymond Ying-Wai Kwan
                                                      --------------------------
                                                      Raymond Ying-Wai Kwan
                                                      Chief Executive Officer

I, Yau-Sing Tang certify that:

7. I have reviewed this quarterly report on Form 10-QSB of Nova International Films, Inc.:
8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.
10. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
         (d)      designed  such  disclosure  controls and  procedures to ensure that material information  relating to the Company,  including its consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (e)      evaluated  the  effectiveness  of  the  Company's   disclosure
                  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and
         (f)      presented in this quarterly  report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
         (c)      all  significant  deficiencies  in the design or  operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         (d)      any fraud,  whether or not material,  that involves management or other employees who have a significant role in the Company's internal controls; and

         The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





March 24, 2003
                                                          /s/ Yau-Sing Tang
                                                         -----------------------
                                                         Yau-Sing Tang
                                                         Chief Financial Officer