Form 10QSB
period 2003-03-31
NOVA INTERNATIONAL FILMS INC
filed 2003-05-15
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                       Commission File Number:
 March 31, 2003                                                2-98997-NY


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


--------------------------------------------------------------------------------
                                 (852) 2891-3130

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

                                   Yes X  No
                                      ---   ---

The number of shares of Common Stock outstanding as of March 31, 2003 was 60,364,933.

Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                               ---     ---

                          NOVA INTERNATION FILMS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................1

Item 2.     Management's Discussion and Analysis..............................7

Item 3.     Controls and Procedures..........................................10

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................11

Item 2.     Changes in Securities and Use of Proceeds........................11

Item 3.     Defaults Upon Senior Security Holders............................11

Item 4.     Submission of Matters to a Vote of Security Holders..............11

Item 5.     Other Information................................................11

Item 6.     Exhibits and Reports on Form 8-K.................................11

SIGNATURES  .................................................................12


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  NOVA INTERNATIONAL FILMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,      December 31,
                                                              2003            2002
                                                           (unaudited)      (audited)
CURRENT ASSETS
Cash                                                      $        100    $       --
Deferred merger cost                                              --            20,468
Deferred consulting fees                                     2,705,796            --
                                                          ------------    ------------

  Total current assets                                       2,705,896          20,468

NON-CURRENT ASSETS
Equity investment                                            7,275,383       7,218,860
                                                          ------------    ------------

  Total assets                                            $  9,981,279    $  7,239,328
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                     $     81,203    $     20,468
                                                          ------------    ------------

  Total liabilities                                             81,203          20,468
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES                                     --              --

STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value; 100,000,000 shares
   authorized, 60,364,933 shares issued and outstanding            604           1,000
Additional paid-in capital                                  11,772,165       5,874,892
Retained earnings (deficit)                                 (1,872,693)      1,342,968
                                                          ------------    ------------

  Total stockholders' equity                                 9,900,076       7,218,860
                                                          ------------    ------------

  Total liabilities and stockholders' equity              $  9,981,279    $  7,239,328
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                  NOVA INTERNATIONAL FILMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)

                                                                      2003           2002

REVENUE                                                          $       --      $       --

EXPENSES
  Professional fees                                                   (11,926)
  Consulting fees                                                    (245,981)           --
                                                                 ------------    ------------

LOSS FROM OPERATIONS                                                 (257,907)           --

OTHER INCOME (EXPENSES)
  Merger costs                                                     (3,014,277)           --
  Equity in earnings of investment                                     56,523          63,472
                                                                 ------------    ------------

PROFIT (LOSS) BEFORE TAXES                                         (3,215,661)         63,472

PROVISION FOR INCOME TAXES                                               --              --
                                                                 ------------    ------------

NET INCOME (LOSS)                                                $ (3,215,661)   $     63,472
                                                                 ============    ============

Net income (loss) per share - basic and diluted                  $      (0.06)   $       0.00
                                                                 ============    ============


Weighted average no. of shares outstanding - basic and diluted     53,286,289      49,567,002
                                                                 ============    ============

Note: The number of weighted average shares outstanding at March 31, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.

The accompanying notes are an integral part of these consolidated financial statements.


                  NOVA INTERNATIONAL FILMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)

                                                                      2003           2002
Cash flows from operating activities:

Net (loss) income                                                 $(3,215,661)   $    63,472
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock issued for consulting fees                                   245,981           --
   Merger costs paid by the issue of shares                         2,945,000           --
   Equity in earnings of investment                                   (56,523)       (63,472)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                                   20,468           --
   Increase in accounts payable and accrued liabilities                60,735           --
                                                                  -----------    -----------

Net cash used in operating activities                                    --             --
                                                                  -----------    -----------

Cash flows from financing activities:
  Cash received in merger                                               1,809
  Repayment of short term loan from related party                      (1,709)          --
                                                                  -----------    -----------

Net cash provided by financing activities                                 100           --
                                                                  -----------    -----------

Net increase in cash                                                      100           --

Cash at beginning of period                                              --             --
                                                                  -----------    -----------

Cash at end of period                                             $       100    $      --
                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed statements.

                         NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002 \
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

1.       DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

         Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. During February 2003, the Company acquired all of the issued and outstanding shares of Solar Touch Limited ("Solar Touch") from Kingston Global Co. Limited in a reverse merger. As consideration for Solar Touch's shares, the Company issued 49,567,002 shares of its common stock. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking Co., Limited ("Baoding").

         Baoding, a company established in the People's Republic of China (the "PRC") and located in the city of Baoding, was formed pursuant to a joint venture agreement dated July 23, 1999 and signed between Baoding Pascali Multimedia Transmission Networking Co. Limited (the "JV partner"), a state-owned enterprise established in the PRC, and Solar Touch. Baoding is to operate for a period of 20 years and is principally engaged in the construction and operation of a cable integrated TV transmission network system in the same area.

2.       BASIS OF PRESENTATION

         The interim consolidated financial statements have been prepared by Nova International Films, Inc. and include all material adjustments which in the opinion of the management are necessary for a fair presentation of financial results for the three months ended March 31, 2003 and 2002. All adjustments and provisions included in these statements are of normal recurring nature. The December 31, 2002 audited balance sheet only includes the balances of Solar Touch Limited and is for comparative purposes only. The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Solar Touch financial statements and related notes thereto included in the Form 8K dated February 28, 2003 filed by the Company with the Securities and Exchange Commission. In addition, the financial statements included herein should be read in conjunction with the financial statements of the Company included in the Form 10-KSB and Form 10-QSB for the year ended October 31, 2002 and the three-month period ended January 31, 2003, respectively. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

3. EQUITY INVESTMENT

         The equity investment represents a 49% equity interest in Baoding, a company established in the PRC and principally engaged in the construction and operation of a cable integrated TV transmission network system in Baoding, the PRC.

         Baoding maintains its books and records in Renminbi ("RMB") the PRC's currency. Translation of amounts in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.3. No representation is made that RMB amounts have been or could be, converted into US$ at that rate. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

         As of March 31, 2003, the unaudited condensed balance sheet of Baoding was as follows:

         Current assets                                             $ 1,639,994
         Non-current assets                                          17,024,198
                                                                    -----------

         Total assets                                               $18,664,192
                                                                    ===========

         Current liabilities                                        $ 3,760,860
         Non-current liabilities                                           --
         Capital and reserves                                        14,903,332
                                                                    -----------

         Total liabilities and equity                               $18,664,192
                                                                    ===========

         The unaudited results of operations of Baoding for the three months ended March 31, 2003 and 2002 are summarized as follows:

                                                                2003         2002

         Net sales                                           $ 820,548    $ 844,388
                                                             =========    =========

         Income from operations                              $ 115,409    $ 131,183

         Other income (expenses)                                   (56)      (1,649)
                                                             ---------    ---------

         Income before tax provision                           115,353      129,534

         Income tax                                               --           --
                                                             ---------    ---------
         Net income                                          $ 115,353    $ 129,534
                                                             =========    =========

         The Company's equity in earnings of Baoding (49%)   $  56,523    $  63,472
                                                             =========    =========

4.       INCOME TAXES

         The Company is a British Virgin Islands investment holding company and does not carry on any business and does not maintain any offices in the United States of America. No provision for income taxes or tax benefits for the Company has been made.

         The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for al significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences off those differences are classified as current or non-current based upon the classification of the related asset and liabilities in the financial statements. No provision for deferred taxation has been made, as there is no temporary difference at the balance sheet date.

5.       EARNINGS (LOSS) PER COMMON SHARE

         Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed 49,567,002 shares were outstanding during 2002 to the date of the reverse merger of the Company and Solar Touch Limited.

6.       CONSULTING AGREEMENTS

         On February 28, 2003, the Company entered into one-year consulting agreements with GCA Consulting Limited ("GCA") and Orient Financial Services, Inc. ("Orient"). The services to be rendered include consultation and advisory services relating to administrative and corporate development of the Company and other managerial assistance as mutually agreed upon between the parties hereto. As consideration for the services to be rendered, the Company issued 2,960,931 and 1,800,000 shares of common stock to GCA and Orient, respectively. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreement based on the fair market value of the Company's stock at the commencement date of the agreement. For the three months ended March 31, 2003, the Company expensed $245,981 associated with these agreements and recorded deferred consulting fees of $2,705,796 at March 31, 2003.

7.       OPTION AGREEMENT AND SUBSEQUENT EVENT

         On February 28, 2003, the Company granted an option to DSS Associates, Carter Fleming International Ltd., Grand Unison Limited, and Emerging Growth Partners, Inc. (the "Optionees") to purchase an aggregate of 4,750,000 shares of common stock of the Company for $50,000. The optionees facilitated the acquisition of the Company and Solar Touch. In accordance with SFAS 123 and EITF 96-18, the Company expensed $2,945,000 associated with these options and included this expense in "Merger Costs" for the three months ended March 31, 2003. On April 30, 2003, the optionees exercised the 4,750,000 options.

                  Item 2 - Management's Discussion and Analysis

         This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identity forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", estimates", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

Overview

         Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. Since May 1993, however, the Company had had no current business operations until on November 1, 2002, the Company signed a Share Exchange Agreement (the "Exchange Agreement") to acquire a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 (post-split) shares of the Company's common stock. In addition, the Share Exchange Agreement provides for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Boading Pascali Broadcasting Cable TV Integrated Information Networking, Co., Ltd. ("Boading"). Boading, a company established in the People's Republic of China, operates a cable TV network in the municipality of Boading, near Beijing, in the People's Republic of China.

         Pursuant to the Exchange Agreement, on February 28, 2003 (the "Closing Date"), the Company acquired (the "Acquisition") from Kingston Global Co. Limited ("Kingston") all of the issued and outstanding equity interests of Solar Touch (the "Solar Touch Shares"). As consideration for the Solar Touch Shares, the Company issued 49,567,002 shares of its common stock to Kingston and Sino Concept Enterprises Limited (the "Sellers"). In addition to the common stock issued to the Sellers, the Company also issued 4,760,931 shares to the Seller's financial consultants. The consideration for the Acquisition was determined through arms length negotiations between the management of the Company and the Sellers.

         On the Closing Date, Mr. Martin Rifkin resigned as President, Treasurer and a Director of the Company. On the same day, Mr. William Rifkin resigned as Chairman of the Board, Secretary and a Director of the Company. Effective March 1, 2003, Messrs. Jun-Tang Zhao, Raymond Ying-Wai Kwan, Yau-Sing Tang and George Raney began serving their terms as members of the Board of Directors of the Company. The newly elected directors appointed Mr. Raymond Ying-Wai Kwan as Chief Executive Officer and Mr. Yau-Sing Tang as Chairman of the Board of Directors and Chief Financial Officer.

         On February 28, 2003, the Company granted an option to DSS Associates, Carter Fleming International LTD, Grand Unison LTD, and Emerging Growth Partners Inc. (the "Optionees") to purchase an aggregate of 4,750,000 (post-split) shares of common stock in the Company for a total of $50,000. On April 30, 2003, the Optionees exercised the option in full by delivering to the Company a duly executed Notice of Exercise and by wire transferring the aggregate exercise price for the shares to the Company.

Results of operations

Revenue

         The Company had no revenue for the three months ended March 31, 2003 and 2002 respectively.

Loss from operations

         For the three months ended March 31, 2003, the Company had a loss from operations of $257,907 as compared to a loss from operation of $0 for the three months ended March 31, 2002. The loss is primarily attributable to the professional fees of $11,926 and the consulting fees of $245,981.

Merger costs

         For the three months ended March 31, 2003, the Company incurred merger costs of $3,014,277 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the three months ended March 31, 2002.

Equity in earnings of investment

         This represents the Company's 49% share of undistributed earnings of its investment in Baoding. For the three months ended March 31, 2003, the Company's 49% share of earnings of its investment in Baoding was $56,523 which was a $6,949 or 11% decrease from $63,472 for the three months ended March 31, 2002. This is primarily due to the decrease in net sales of Baoding by $23,840 or 3% from $844,388 for the three months ended March 31, 2002 to $820,548 for the three months ended March 31, 2003 and accordingly, the decrease in net income of Baoding by $14,181 or 11% from $129,534 for the three months ended March 31, 2002 to $115,353 for the three months ended March 31, 2003.

Net income (loss)

         The Company recorded a net loss of $3,215,661 for the three months ended March 31, 2003 as compared to a net profit of $63,472 for the three months ended March 31, 2002. This is primarily due to the merger costs of $3,014,277 incurred in relation to the Company's acquisition of Solar Touch in a reverse merger, the professional fees of $11,926 and the consulting fees of $245,981.

Financial condition, liquidity, capital resources

         For the three months ended March 31, 2003, our operations did not generate or use any cash.

         As of March 31, 2003, we had a working capital deficiency of $81,103 and cash on hand of $100. The working capital deficiency was primarily due to the accrued merger expenses of $69,277 and the accrued professional fees of $11,926.

         We had no significant capital expenditure commitment outstanding as of March 31, 2003.

Plan of Operation

         In view of the absence of working capital to finance the Company's operations and working captial requirements, the Company is looking for the opportunity of raising necessary capital by private placement of new shares or issuance of debentures. In the meantime, the Company's sole means to pay for its overhead is its existing cash in total amount of $100 as of March 31, 2003. Accordingly, the Company does not pay any officer salaries and rent. The
Company's costs mainly include only those costs necessary to retain its corporate charter, file necessary tax returns and report to the Securities and Exchange Commission, and certain professional expenses such as accountants' and attorney's fees to maintain the corporate compliance. We believe that we have access to sufficient working capital to provide for these costs.

Exchange rate

         Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since our sole investment conducts its business primarily in China, and its revenue from operations is settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollar.

Recent accounting pronouncements

         In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS Statement No. 145, "Recission of FASB Statements No. 4, 22 and 64. Amendment of FASB Statement No. 13, and Technical Corrections". The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The Statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 15 to have a material impact on the Company's future results of operations or financial position.

         In July 2002, the FASB issued SFAS Statement No. 146, "Accounting for Cost Associated with Exit or Diposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emergin Issues Task Force Issue No. 94-3, "Liabilitiy Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructing)". The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, except Transactions between Two or More Mutual Enterprises". The Company does not expect this standard will have any effect on its financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation. Transition and Disclosure" SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.



ITEM 3. CONTROLS AND PROCEDURES

1)       Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. 2) Changes in Internal Control

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

                         ITEM 2 - CHANGES IN SECURITIES

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On February 28, 2003, we issued 49,567,002 shares of our common stock as consideration for the acquisition of all of the issued and outstanding equity interests of Solar Touch Limited. These shares were issued to two parties located in the People's Republic of China pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, we also issued 4,760,931 shares to the Sellers' financial consultants. The consideration for the acquisition was determined through arms length negotiations between the management of the Company and the Sellers.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits:

         Exhibit
         number   Description
         ------   -----------

         99.1 Certification of the Chief Executive Officer and the Chief Financial Officer

         (b)      Reports on Form 8-K:

         During the three months ended March 31, 2003, the Company filed the following report on the Form 8-K:

         Form    Filing date        Event reported

         8-K     January 10, 2003   A  report  on  Form  8-K  (item  4),   which
                                    announced   the  change  in  the   Company's
                                    certifying accountant

         8-K                        February  28,  2003 A  report  on  Form  8-K
                                    (items 1, 2 and 5) which announced the changes in control of the Company, the Company's acquisition of Solar Touch and the change in the address of the Company's principal executive office

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NOVA INTERNATIONAL FILMS, INC.

Date: May 15, 2003                              By  /s/ Raymond Ying-Wai Kwan
                                                  ------------------------------
                                                Name: Raymond Ying-Wai Kwan
                                                Title:   Chief Executive Officer



Date: May 15, 2003                              By  /s/ Yau-Sing Tang
                                                  ------------------------------
                                                Name:  Yau-Sing Tang
                                                Title:   Chief Financial Officer

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



Date: May 15, 2003                                    /s/ Raymond Ying-Wai Kwan
                                                     ---------------------------
                                                     Raymond Ying-Wai Kwan
                                                     Chief Executive Officer

         I, Yau Sing Tang certify that:

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





Date: May 15, 2003                                    /s/ Yau-Sing Tang
                                                     -----------------------
                                                     Yau-Sing Tang
                                                     Chief Financial Officer