Form 10QSB
period 2003-06-30
CHINA CABLE & COMMUNICATIONS INC
filed 2003-08-14
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                       Commission File Number:
  June 30, 2003                                                2-98997-NY


                       CHINA CABLE AND COMMUNICATION, INC.
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


                         NOVA INTERNATIONAL FILMS, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

The number of shares of Common Stock outstanding as of June 30, 2003 was 66,885,369.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                       CHINA CABLE AND COMMUNICATION, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................1

Item 2.  Management's Discussion and Analysis.................................9

Item 3.  Controls and Procedures.............................................13

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities and Use of Proceeds...........................14

Item 3.  Defaults Upon Senior Security Holders...............................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

SIGNATURES...................................................................15


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                            June 30,      December 31,
                                                              2003            2002
                                                          (unaudited)       (audited)
CURRENT ASSETS
Deferred merger cost                                      $       --      $     20,468
Deferred consulting fees                                     3,701,562            --
                                                          ------------    ------------

  Total current assets                                       3,701,562          20,468

NON-CURRENT ASSETS
Equity investment                                            7,459,421       7,218,860
                                                          ------------    ------------

                                                          $ 11,160,983    $  7,239,328
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                     $     83,801    $     20,468
Amount due to a shareholder                                      3,785            --
Amount due to a director                                         2,500            --
                                                          ------------    ------------

Total liabilities                                               90,086          20,468
                                                          ------------    ------------


STOCKHOLDERS' EQUITY

Common Stock, $.00001 par value; 100,000,000 shares
   authorized, 66,885,369 shares issued and outstanding            669           1,000
Additional paid-in capital                                  13,900,550       5,874,892
Retained earnings (deficit)                                 (2,830,322)      1,342,968
                                                          ------------    ------------

Total stockholders' equity                                  11,070,897       7,218,860
                                                          ------------    ------------

Total liabilities and stockholders' equity                $ 11,160,983    $  7,239,328
                                                          ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                                     2003            2002


REVENUE                                                          $       --      $       --

EXPENSES
  Directors' compensation                                            (137,200)           --
  Professional fees                                                   (47,048)           --
  Consulting fees                                                    (945,484)           --
                                                                 ------------    ------------

LOSS FROM OPERATIONS                                               (1,129,732)           --

OTHER INCOME (EXPENSES)
  Merger costs                                                        (12,139)           --
  Interest income                                                         325            --
  Bank charges                                                           (121)           --
  Equity in earnings of investment                                    184,038         140,870
                                                                 ------------    ------------

PROFIT (LOSS) BEFORE TAXES                                           (957,629)        140,870

PROVISION FOR INCOME TAXES                                               --              --
                                                                 ------------    ------------

NET INCOME (LOSS)                                                $   (957,629)   $    140,870
                                                                 ============    ============
Net income (loss) per share - basic and diluted                  $      (0.01)   $       0.00
                                                                 ============    ============


Weighted average no. of shares outstanding - basic and diluted     64,225,570      49,567,002
                                                                 ============    ============


Note: The number of weighted average shares outstanding as at June 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.





         The accompanying notes are an integral part of these consolidated financial statements.


               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                                     2003            2002

REVENUE                                                          $       --      $       --

EXPENSES
  Directors' compensation                                            (137,200)           --
  Professional fees                                                   (58,974)           --
  Consulting fees                                                  (1,191,465)           --
                                                                 ------------    ------------

LOSS FROM OPERATIONS                                               (1,387,639)           --

OTHER INCOME (EXPENSES)
  Merger costs                                                     (3,026,416)           --
  Interest income                                                         325            --
  Bank charges                                                           (121)           --
  Equity in earnings of investment                                    240,561         204,342
                                                                 ------------    ------------

PROFIT (LOSS) BEFORE TAXES                                         (4,173,290)        204,342

PROVISION FOR INCOME TAXES                                               --              --
                                                                 ------------    ------------

NET INCOME (LOSS)                                                $ (4,173,290)   $    204,342
                                                                 ============    ============

Net income (loss) per share - basic and diluted                  $      (0.07)   $       0.00
                                                                 ============    ============


Weighted average no. of shares outstanding - basic and diluted     58,786,149      49,567,002
                                                                 ============    ============


Note: The number of weighted average shares outstanding as at June 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.








The accompanying notes are an integral part of these consolidated financial statements.


               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                                 2003           2002
Cash flows from operating activities:

Net (loss) income                                            $(4,173,290)   $   204,342
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Stock issued for consulting fees                            1,191,465           --
   Stock issued for directors' compensation                      137,200           --
   Merger costs paid by the issue of shares                    2,945,000           --
   Equity in earnings of investment                             (240,561)      (204,342)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                              20,468           --
   Increase in accounts payable and accrued liabilities           63,333           --
   Increase in amounts due to a shareholder and a director         6,285           --
                                                             -----------    -----------

Net cash used in operating activities                            (50,100)          --
                                                             -----------    -----------

Cash flows from financing activities:
  Cash received from exercise of options                          50,000           --
  Cash received in merger                                          1,809           --
  Repayment of short term loan from related party                 (1,709)          --
                                                             -----------    -----------

Net cash provided by financing activities                         50,100           --
                                                             -----------    -----------

Net increase in cash                                                --             --

Cash at beginning of period                                         --             --
                                                             -----------    -----------

Cash at end of period                                        $      --      $      --
                                                             ===========    ===========


Supplemental Schedule of non-cash investing and financing activities:

  Common shares issued for consulting and directors' fees    $ 5,030,227    $      --
  Common shares issued for merger costs                      $ 2,945,000    $      --


The accompanying notes are an integral part of these consolidated financial statements.

                       CHINA CABLE AND COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

1.       DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

         China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. During February 2003, the Company acquired all of the issued and outstanding shares of Solar Touch Limited ("Solar Touch") from Kingston Global Co. Limited in a reverse merger. As consideration for Solar Touch's shares, the Company issued 49,567,002 shares of its common stock. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking Co., Limited ("Baoding").

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

2.       BASIS OF PRESENTATION

         The interim consolidated financial statements have been prepared by the Company and include all material adjustments which in the opinion of management are necessary for a fair presentation of financial results for the six months ended June 30, 2003 and 2002. All adjustments and provisions included in these statements are of normal recurring nature. The December 31, 2002 audited balance sheet only includes the balances of Solar Touch Limited and is for comparative purposes only. The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Solar Touch financial statements and related notes thereto included in the Form 8-K dated February 28, 2003 filed by the Company with the Securities and Exchange Commission. In addition, the financial statements included herein should be read in conjunction with the financial statements of the Company included in the Form 10-KSB and Form 10-QSB for the year ended October 31, 2002 and the three-month period ended January 31, 2003, respectively. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

         As of June 30, 2003, the unaudited condensed balance sheet of Baoding was as follows:

         Current assets                                            $   1,844,629
         Non-current assets                                           17,156,001
                                                                   -------------

         Total assets                                              $  19,000,630
                                                                   =============

         Current liabilities                                       $   3,720,744
         Non-current liabilities                                            --
         Capital and reserves                                         15,279,886
                                                                   -------------

         Total liabilities and equity                              $  19,000,630
                                                                   =============

         The unaudited results of operations of Baoding for the three months ended June 30, 2003 and 2002 are summarized as follows:

                                                                 2003           2002

         Net sales                                           $ 1,406,510    $ 1,099,098
                                                             ===========    ===========

         Income from operations                              $   541,733    $   287,353

         Other income (expenses)                                     143            137
                                                             -----------    -----------
         Income before tax provision                             541,876        287,490

         Income tax                                             (166,288)          --
                                                             -----------    -----------

         Net income                                          $   375,588    $   287,490
                                                             ===========    ===========

         The Company's equity in earnings of Baoding (49%)   $   184,038    $   140,870
                                                             ===========    ===========





         The unaudited results of operations of Baoding for the six months ended
June 30, 2003 and 2002 are summarized as follows:

                                                                 2003           2002


         Net sales                                           $ 2,227,058    $ 1,943,486
                                                             ===========    ===========

         Income from operations                              $   657,142    $   418,536

         Other income (expenses)                                      87         (1,512)
                                                             -----------    -----------

         Income before tax provision                             657,229        417,024

         Income tax                                             (166,288)          --
                                                             -----------    -----------

         Net income                                          $   490,941    $   417,024
                                                             ===========    ===========

        The Company's equity in earnings of Baoding (49%)    $   240,561    $   204,342
                                                             ===========    ===========

4.       INCOME TAXES

         The Company is a British Virgin Islands investment holding company and does not carry on any business and does not maintain any offices in the United States of America. No provision for income taxes or tax benefits for the Company has been made.

         The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related asset and liabilities in the financial statements. No provision for deferred taxation has been made, as there are no temporary differences at the balance sheet date.

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

         On May 3, 2003, the Company entered into a one-year consulting agreement with Mr. Patrick J. Ko. The services to be rendered include consultation and advisory services relating to management and identification of potential strategic partners in the United States. As consideration for the services to be rendered, the Company issued 500,000 shares of common stock and five-year warrants to purchase 250,000 shares of common stock, with an exercise price equal to $0.45 per share. On May 30, 2003, the Company entered into a one-year consulting agreement with Mr. Rong-song Ni. The services to be rendered include consultation and advisory services relating to the strategic planning of the Company and identification of a potential joint venture partner in China. As consideration for the services to be rendered, the Company issued 1,000,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of common stock, with an exercise price of $0.45 per share. On June 26, 2003, the Company entered into a one-month consulting agreement with Mr. Jason M. Genet who is primarily focused on identification of potential merger and acquisition activities and strategic partnership. As consideration for the services rendered, the Company issued 75,000 shares of common stock.

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's stock at the commencement date of the agreement. For the three months and six months ended June 30, 2003, the Company expensed $945,484 and $1,191,465, respectively associated with these agreements and recorded deferred consulting fees of $3,701,562 at June 30, 2003.

7.       OPTION AGREEMENT

         On February 28, 2003, the Company granted an option to DSS Associates, Carter Fleming International Ltd., Grand Unison Limited, and Emerging Growth Partners, Inc. (the "Optionees") to purchase an aggregate of 4,750,000 shares of common stock of the Company for $50,000. The optionees facilitated the acquisition of the Company and Solar Touch. On April 30, 2003, the optionees exercised the 4,750,000 options. In accordance with SFAS 123 and EITF 96-18, the Company expensed $2,945,000 associated with these options and included this expense in "Merger Costs" for the six months ended June 30, 2003.

8.       DIRECTORS' COMPENSATION

         During the six months ended June 30, 2003, 196,000 shares of the Company's common stock were issued in lieu of cash to three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang as compensation for their services rendered to the Company. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has accounted for the directors' compensation based on the approximate fair market value of the Company's stock for the periods the services were rendered. For the three months and six months ended June 30, 2003, the Company expensed $137,200 as directors' compensation.

9.       SUBSEQUENT EVENT

         During July 2003, the Company entered into one-year consulting agreements with Mr. Chiu-wing Chiu and Mr. Wai Tam. The services to be rendered include identifying sources for the acquisition of the Company's equity securities. As consideration for the services to be rendered, the Company will issue 600,000 and 2,200,000 shares of common stock to Mr. Chiu and Mr. Tam respectively. In accordance with SFAS 123 and EITF 96-18, the total value of the services is $1,120,000 and will be expensed over the terms of the agreements.

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

Overview

         China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. Since May 1993, however, the Company did not have current business operations until February 2003 when pursuant to a Share Exchange Agreement (the "Exchange
Agreement") the Company acquired a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 (post-split) shares of the Company's common stock. In addition, the Share Exchange Agreement provided for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Boading Pascali Broadcasting Cable TV Integrated Information Networking, Co., Ltd. ("Boading"). Boading, a company established in the People's Republic of China ("PRC"), owns and operates an exclusive cable TV network ("Baoding network") in the municipality of Boading, near Beijing, in the PRC. Baoding network is one of the major backbone cable television networks in Hebei Province in the PRC. Located 85 miles south of Beijing, Baoding network currently has 200,000 subscribers within a population of approximately 10 million, comprising approximately 1.9 million households. With its fiber optic network, Baoding network is capable of transmitting 37 analog television programs, 6 digital signals and 1 FM music program. Baoding currently offers 39 channels within Baoding city and 8 channels to Baoding metropolitan area.

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

         On July 1, 2003, the Company changed its name from Nova International Films, Inc. to China Cable and Communication, Inc.

Results of operations

Three months ended June 30, 2003 and 2002:

Revenue

         The Company had no revenue for the three months ended June 30, 2003 and 2002 respectively (See Equity in earnings of investment below).

Loss from operations

         For the three months ended June 30, 2003, the Company had a loss from operations of $1,129,732 as compared to a loss from operation of $0 for the three months ended June 30, 2002. The loss is attributable to directors' compensation of $137,800, professional fees of $47,048 and consulting fees of $945,484.

Merger costs

         For the three months ended June 30, 2003, the Company incurred merger costs of $12,139 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the three months ended June 30, 2002.

Equity in earnings of investment

         This represents the Company's 49% share of undistributed earnings of its investment in Baoding. For the three months ended June 30, 2003, the Company's 49% share of earnings of its investment in Baoding was $184,038 which was a $43,168 or 31% increase from $140,870 for the three months ended June 30, 2002. This is primarily due to the increase in net sales of Baoding by $307,412 or 28% from $1,099,098 for the three months ended June 30, 2002 to $1,406,510 for the three months ended June 30, 2003 and accordingly, the increase in net income of Baoding by $88,098 or 31% from $287,490 for the three months ended June 30, 2002 to $375,588 for the three months ended June 30, 2003.

Net income (loss)

         The Company recorded a net loss of $957,629 for the three months ended June 30, 2003 as compared to a net profit of $140,870 for the three months ended June 30, 2002. This is primarily due to directors' compensation of $137,200, professional fees of $47,048 and consulting fees of $945,484.

Six months ended June 30, 2003 and 2002:

Revenue

         The Company had no revenue for the six months ended June 30, 2003 and 2002 respectively (See Equity in earnings of investment below).

Loss from operations

         For the six months ended June 30, 2003, the Company had a loss from operations of $1,387,639 as compared to a loss from operation of $0 for the six months ended June 30, 2002. The loss is attributable to directors' compensation of $137,200, professional fees of $58,974 and consulting fees of $1,191,465.

Merger costs

         For the six months ended June 30, 2003, the Company incurred merger costs of $3,026,416 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the six months ended June 30, 2002.

Equity in earnings of investment

         This represents the Company's 49% share of undistributed earnings of its investment in Baoding. For the six months ended June 30, 2003, the Company's 49% share of earnings of its investment in Baoding was $240,561 which was a $36,219 or 18% increase from $204,342 for the six months ended June 30, 2002. This is primarily due to the increase in net sales of Baoding by $283,572 or 15% from $1,943,486 for the six months ended June 30, 2002 to $2,227,058 for the six months ended June 30, 2003 and accordingly, the increase in net income of Baoding by $73,917 or 18% from $417,024 for the six months ended June 30, 2002 to $490,941 for the six months ended June 30, 2003.

Net income (loss)

         The Company recorded a net loss of $4,173,290 for the six months ended June 30, 2003 as compared to a net profit of $204,342 for the six months ended June 30, 2002. This is primarily due to the merger costs of $3,026,416 incurred in relation to the Company's acquisition of Solar Touch in a reverse merger, directors' compensation of $137,200, professional fees of $58,974 and consulting fees of $1,191,465.

Financial condition, liquidity, capital resources

         For the six months ended June 30, 2003, we received $50,000 from the issuance of 4,750,000 shares of common stock due to the exercise of 4,750,000 options by the optionees on April 30, 2003. We used cash of $50,100 during the six months ended June 30, 2003 in operating activities.

         As of June 30, 2003, we had a working capital deficiency of $90,086. The working capital deficiency was due to the accrued expenses of $83,801, the amount due to a shareholder of $3,785 and the amount due to a director of $2,500.

         We had no significant capital expenditure commitment outstanding as of June 30, 2003.

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

         On April 30, 2003, we issued 4,750,000 shares of our common stock pursuant to the exercise of options by DSS Associates, Carter Fleming International Ltd., Grand Unison Limited, and Emerging Growth Partners, Inc. (the "Optionees") for $50,000. The Optionees facilitated the acquisition of Solar Touch by the Company.

         During the six months ended June 30, 2003, compensation to three of our directors, Mr. George Raney, Mr. Yau-Sing Tang and Mr. Raymond Ying-Wai Kwan, were paid by the issuance of 196,000 shares in lieu of cash. In addition, 1,575,000 shares of our common stock were issued to three consultants as payment for their consulting services rendered to the Company (see Note 6 to the consolidated financial statements).

         All such issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         Exhibit
         number     Description
         -------    -----------

          31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

          31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

          32.1 Chief Executive Officer and Chief Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b)  Reports on Form 8-K:

         During the six months ended June 30, 2003, the Company filed the following reports on the Form 8-K:


         Form      Filing date                     Event reported
         ----      -----------                     --------------

         8-K     January 10, 2003   A  report  on  Form  8-K  (item  4),   which
                                    announced   the  change  in  the   Company's
                                    certifying accountant

         8-K     March 17, 2003     A report  on Form 8-K  (items  1, 2, 5and 7)
                                    which announced the changes in control of the Company, the Company's acquisition of Solar Touch and the change in the address of the Company's principal executive office

         8-K     May 15, 2003       A  report  on Form  8-K  (items  4, 7 and 8)
                                    which announced the change in the Company's certifying accountant and the change in the fiscal year

         8-K/A   May 19, 2003       A report on Form 8-K/A  (item 7) relating to
                                    the audited  financial  statements  of Solar
                                    Touch


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CHINA CABLE AND COMMUNICATION, INC.

Date: August 12, 2003
                                              /s/ Raymond Ying-Wai Kwan
                                             -----------------------------------
                                             Name: Raymond Ying-Wai Kwan
                                             Title:   Chief Executive Officer



Date: August 12, 2003                         /s/ Yau-Sing Tang
                                             -----------------------------------
                                             Name:  Yau-Sing Tang
                                             Title:   Chief Financial Officer