Form 10QSB/A
period 2003-03-31
CHINA CABLE & COMMUNICATION INC
filed 2003-11-12
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-QSB/A1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                     Commission File Number:
   March 31, 2003                                            2-98997-NY


                         NOVA INTERNATIONAL FILMS, INC.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)



         DELAWARE                                        11-2717273
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                        Suite 805, One Pacific Place, 88
                              Queensway, Hong Kong
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


                                 (852) 2591 1221
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       -----
The number of shares of Common Stock outstanding as of March 31, 2003 was 60,364,933.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----

                          NOVA INTERNATION FILMS, INC.

                                 FORM 10-QSB/A1

                                      INDEX

                                                                            Page

EXPLANATORY NOTE

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements......................................  1

Item 2.           Management's Discussion and Analysis...................... 12

Item 3.           Controls and Procedures................................... 15

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings......................................... 16

Item 2.           Changes in Securities and Use of Proceeds................. 16

Item 3.           Defaults Upon Senior Security Holders..................... 16

Item 4.           Submission of Matters to a Vote of Security Holders....... 16

Item 5.           Other Information......................................... 16

Item 6.           Exhibits and Reports on Form 8-K.......................... 16

SIGNATURES        .......................................................... 17

                                EXPLANATORY NOTE
                                ----------------


     Subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, the Company issued certain shares of the Company's common stock that are related to the quarter ended March 31, 2003 and the expenses incurred during this period should have been recorded in the Company's consolidated financial statements for the quarter ended March 31, 2003. The Company is filing this Amendment No. 1 on Form 10-QSB/A1 to restate the previously filed consolidated financial statements on Form 10-QSB for the quarter ended March 31, 2003. The restatements relate to the following:

a. On August 8, 2003, the Company approved a director's compensation agreement with Mr. Jun-Tang Zhao, a director of the Company, to compensate him for acting as a director and head of project development in China to co-ordinate the Company's investment in the Baoding cable TV network with the joint venture partner and local government for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of the Company's common stock. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the issuance of stock as director's compensation based on the fair market value of the Company's stock as at the date of commencement of this agreement. For the three months ended March 31, 2003, the Company expensed $25,833 associated with this agreement as director's compensation and recorded a liability of $25,833 at March 31, 2003 as the shares were issued subsequent to August 8, 2003. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining expense of $516,668 will be recorded in the third quarter.

b. By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of the Company's common stock to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited in February 2003. In accordance with SFAS 123 and EITF 96-18, the Company expensed $744,000 associated with the issuance of these shares and included this expense in "Merger Costs" for the three months ended March 31, 2003 and recorded a liability of $744,000 at March 31, 2003 as the shares were issued subsequent to August 8, 2003.

All the information presented below in the consolidated financial statements and the related notes include the above restatements and Item 2 - Management Discussion and Analysis has been amended accordingly.

This Amendment No. 1 on Form 10-QSB/A1 does not reflect events occurring after the filing of the Company's original Quarterly Report on Form 10-QSB for the three months ended March 31, 2003, or modify, amend or update the disclosures therein in any way other than as set forth above.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  NOVA INTERNATIONAL FILMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2003            2002
                                                     (unaudited)     (audited)
                                                     (restated)
CURRENT ASSETS
Cash                                                $        100    $       --
Deferred merger cost                                        --            20,468
Deferred consulting fees                               2,705,796            --
                                                    ------------    ------------

  Total current assets                                 2,705,896          20,468

NON-CURRENT ASSETS
Equity investment                                      7,275,383       7,218,860
                                                    ------------    ------------

  Total assets                                      $  9,981,279    $  7,239,328
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses               $    851,036    $     20,468

                                                    ------------    ------------

  Total liabilities                                      851,036          20,468
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                               --              --

STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value;
   100,000,000 shares authorized,
   60,364,933 shares issued and outstanding                  604           1,000
Additional paid-in capital                            11,772,165       5,874,892
Retained earnings (deficit)                           (2,642,526)      1,342,968
                                                    ------------    ------------

  Total stockholders' equity                           9,130,243       7,218,860
                                                    ------------    ------------

  Total liabilities and stockholders' equity        $  9,981,279    $  7,239,328
                                                    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                 NOVA INTERNATIONAL FILMS, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                  (UNAUDITED)

                                                                           2003                   2002
                                                                        (restated)

REVENUE                                                                $       --              $       --

EXPENSES
  Director's compensation                                                   (25,833)                   --
  Professional fees                                                         (11,926)                   --
  Consulting fees                                                          (245,981)                   --
                                                                       ------------            ------------

LOSS FROM OPERATIONS                                                       (283,740)                   --

OTHER INCOME (EXPENSES)
  Merger costs                                                           (3,758,277)                   --
  Equity in earnings of investment                                           56,523                  63,472
                                                                       ------------            ------------

PROFIT (LOSS) BEFORE TAXES                                               (3,985,494)                 63,472

PROVISION FOR INCOME TAXES                                                     --                      --
                                                                       ------------            ------------

NET INCOME (LOSS)                                                      $ (3,985,494)           $     63,472
                                                                       ============            ============

Net income (loss) per share - basic and diluted                        $      (0.07            $       0.00
                                                                       ============            ============


Weighted average no. of shares outstanding - basic and diluted           53,286,289              49,567,002
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






                           NOVA INTERNATIONAL FILMS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                       2003                  2002
                                                                    (restated)
Cash flows from operating activities:

Net (loss) income                                                  $(3,985,494)           $    63,472
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Stock issued for consulting fees                                    245,981                   --
   Merger costs paid by the issue of shares                          2,945,000                   --
   Equity in earnings of investment                                    (56,523)               (63,472)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                                    20,468                   --
   Increase in accounts payable and accrued liabilities                830,568                   --
                                                                   -----------            -----------

Net cash used in operating activities                                     --                     --
                                                                   -----------            -----------

Cash flows from financing activities:
  Cash received in merger                                                1,809
  Repayment of short term loan from related party                       (1,709)                  --
                                                                   -----------            -----------

Net cash provided by financing activities                                  100                   --
                                                                   -----------            -----------

Net increase in cash                                                       100                   --

Cash at beginning of period                                               --                     --
                                                                   -----------            -----------

Cash at end of period                                              $       100            $      --
                                                                   ===========            ===========



                              The accompanying notes are an integral part of
                                      these condensed statements.

                                                  3

                         NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

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

                         NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)


3. RESTATEMENTS

     Subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, the Company issued certain shares of the Company's common stock that are related to the quarter ended March 31, 2003 and the expenses incurred during this period should have been recorded in the Company's consolidated financial statements for the quarter ended March 31, 2003. As a result of issuance of those shares, the Company has restated its previously reported consolidated financial statements for the three months ended March 31, 2003. The restatements relate to the following:

a. On August 8, 2003, the Company approved a director's compensation agreement with Mr. Jun-Tang Zhao, a director of the Company, to compensate him for acting as a director and head of project development in China to co-ordinate the Company's investment in the Baoding cable TV network with the joint venture partner and local government for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of the Company's common stock. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the issuance of stock as director's compensation based on the fair market value of the Company's stock as at the date of commencement of this agreement. For the three months ended March 31, 2003, the Company expensed $25,833 associated with this agreement as director's compensation and recorded a liability of $25,833 at March 31, 2003 as the shares were issued subsequent to August 8, 2003. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining expense of $516,668 will be recorded in the third quarter.

b. By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of the Company's common stock to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited in February 2003. In accordance with SFAS 123 and EITF 96-18, the Company expensed $744,000 associated with the issuance of these shares and included this expense in "Merger Costs" for the three months ended March 31, 2003 and recorded a liability of $744,000 at March 31, 2003 as the shares were issued subsequent to August 8, 2003.


The effect of the restatements discussed above on the consolidated balance sheet at March 31, 2003, the consolidated statement of operations for the three months ended March 31, 2003 and the consolidated statement of cash flow for the three month ended March 31, 2003, is shown in the following tables:




                                                NOVA INTERNATIONAL FILMS, INC.
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                         (UNAUDITED)
                                                   (UNITED STATES DOLLARS)

3. RESTATEMENTS (Continued)

                                                               Consolidated Balance Sheet at March 31, 2003
                                                               --------------------------------------------
                                                       As previously
                                                         reported             Restatements            As restated
CURRENT ASSETS
Cash                                                   $        100                                  $        100

Deferred consulting fees                                  2,705,796                                     2,705,796
                                                       ------------                                  ------------

  Total current assets                                    2,705,896                                     2,705,896

NON-CURRENT ASSETS
Equity investment                                         7,275,383                                     7,275,383
                                                       ------------                                  ------------

  Total assets                                         $  9,981,279                                  $  9,981,279
                                                       ============                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $     81,203           $    769,833           $    851,036
                                                       ------------                                  ------------

  Total liabilities                                          81,203                                       851,036
                                                       ------------                                  ------------

STOCKHOLDERS' EQUITY
Common stocks                                                   604                                           604
Additional paid-in capital                               11,772,165                                    11,772,165
Retained deficit                                         (1,872,693)              (769,833)            (2,642,526)
                                                       ------------                                  ------------

  Total stockholders' equity                              9,900,076                                     9,130,243
                                                       ------------                                  ------------

  Total liabilities and stockholders' equity           $  9,981,279                                  $  9,981,279
                                                       ============                                  ============







                                                 NOVA INTERNATIONAL FILMS, INC.
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                          (UNAUDITED)
                                                   (UNITED STATES DOLLARS)


3. RESTATEMENTS (Continued)


                                                                   Consolidated Statement of Operations
                                                                  For the three months ended March 31, 2003
                                                         As previously
                                                           reported             Restatements         As restated


REVENUE                                                  $       --                                  $       --


EXPENSES
  Director's compensation                                        --                 (25,833)              (25,833)
  Professional fees                                           (11,926)                                    (11,926)
  Consulting fees                                            (245,981)                                   (245,981)
                                                         ------------                                ------------


LOSS FROM OPERATIONS                                         (257,907)                                   (283,740)

OTHER INCOME (EXPENSES)
  Merger costs                                             (3,014,277)             (744,000)           (3,758,277)
  Equity in earnings of investment                             56,523                                      56,523
                                                          ------------                               ------------

LOSS BEFORE TAXES                                          (3,215,661)                                 (3,985,494)

PROVISION FOR INCOME TAXES                                       --                                         --
                                                         ------------                                ------------

NET LOSS                                                 $ (3,215,661)                              $ (3,985,494)
                                                         ------------                               ------------

Net loss per share - basic and diluted                   $      (0.06)                              $      (0.07)
                                                         ============                               ============

Weighted average no. of shares outstanding
basic and diluted                                        $ 53,286,289                                $ 53,286,289
                                                         ============                                ============




                                                NOVA INTERNATIONAL FILMS, INC.
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                         (UNAUDITED)
                                                   (UNITED STATES DOLLARS)

3. RESTATEMENTS (Continued)
                                                                     Consolidated Statement of Operations
                                                                     ------------------------------------
                                                                  For the three months ended March 31, 2003
                                                                  -----------------------------------------

                                                           As previously
                                                             reported            Restatements         As restated
Cash flows from operating activities:

Net loss                                                   $(3,215,661)             (769,833)         $(3,985,494)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Stock issued for consulting fees                            245,981                                    245,981
   Merger costs paid by the issue of shares                  2,945,000                                  2,945,000
   Equity in earnings of investment                            (56,523)                                   (56,523)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                            20,468                                     20,468
   Increase in accounts payable and accrued
   liabilities                                                  60,735               769,833              830,568
                                                           -----------                                -----------

Net cash used in operating activities                             --                                        --
                                                           -----------                                -----------

Cash flows from financing activities:
  Cash received in merger                                        1,809                                      1,809
   Repayment of short term loan from
   related party                                                (1,709)                                    (1,709)
                                                           -----------                                -----------

Net cash provided by financing activities                          100                                        100
                                                           -----------                                -----------

Net increase in cash                                               100                                        100

Cash at beginning of period                                       --                                         --
                                                           -----------                                -----------

Cash at end of period                                      $       100                                $       100
                                                           ===========                                ===========



                         NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

4. EQUITY INVESTMENT

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

     As of March 31, 2003, the unaudited condensed balance sheet of Baoding was as follows:

     Current assets                                                  $ 1,639,994
     Non-current assets                                               17,024,198
                                                                     -----------

     Total assets                                                    $18,664,192
                                                                     -----------

     Current liabilities                                             $ 3,760,860
     Non-current liabilities                                                --
     Capital and reserves                                             14,903,332
                                                                     -----------

     Total liabilities and equity                                    $18,664,192
                                                                     -----------

     The unaudited results of operations of Baoding for the three months ended March 31, 2003 and 2002 are summarized as follows:

                                                        2003             2002

     Net sales                                        $ 820,548       $ 844,388
                                                      ---------       ---------

     Income from operations                           $ 115,409       $ 131,183

     Other income (expenses)                                (56)         (1,649)
                                                      ---------       ---------

     Income before tax provision                        115,353         129,534
                                                      ---------       ---------

     Income tax                                            --              --
                                                      ---------       ---------

     Net income                                       $ 115,353       $ 129,534
                                                      ---------       ---------

     The Company's equity in earnings
     of Baoding (49%)                                 $  56,523       $  63,472
                                                      =========       =========

                         NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)


5. INCOME TAXES

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

6. EARNINGS (LOSS) PER COMMON SHARE

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

7. CONSULTING AGREEMENTS

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

8. OPTION AGREEMENT

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

                         NOVA INTERNATIONAL FILMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)


9. DIRECTOR'S COMPENSATION AGREEMENT

     On August 8, 2003, the Company approved a director's compensation agreement with Mr. Jun-Tang Zhao, a director of the Company, to compensate him for acting as a director and head of project development in China to co-ordinate the Company's investment in Baoding with the joint venture partner and local government for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of common stock in the Company. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the issuance of stocks as a director's remuneration based on the fair market value of the Company's stock as at the date of commencement of this agreement. For the three months ended March 31, 2003, the Company expensed $25,833 associated with this agreement and recorded a liability of $25,833 at March 31, 2003. Subsequent to August 8, 2003, the Company issued the relevant shares to Mr. Zhao. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining expense of $516,668 will be recorded in the third quarter.

10. SHARES ISSUED TO MR. YAU-SING TANG

     By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of common stock of the Company to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited in February 2003. In accordance with SFAS 123 and EITF 96-18, the Company expensed $744,000 associated with the issuance of these stocks and included this expense in "Merger Costs" for the three months ended March 31, 2003 and recorded a liability of $744,000 at March 31, 2003. Subsequent to August 8, 2003, the Company issued the relevant shares to Mr. Tang. (See Note 3.)

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identity forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," estimates," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

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

Loss from operations

     For the three months ended March 31, 2003, the Company had a loss from operations of $283,740 as compared to a loss from operation of $0 for the three months ended March 31, 2002. The loss is primarily attributable to the director's compensation of $25,833, the professional fees of $11,926 and the consulting fees of $245,981.

Merger costs

     For the three months ended March 31, 2003, the Company incurred merger costs of $3,758,277 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the three months ended March 31, 2002.

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

Net income (loss)

     The Company recorded a net loss of $3,985,494 for the three months ended March 31, 2003 as compared to a net profit of $63,472 for the three months ended March 31, 2002. This is primarily due to the merger costs of $3,758,277 incurred in relation to the Company's acquisition of Solar Touch in a reverse merger, the director's compensation of $25,833, the professional fees of $11,926 and the consulting fees of $245,981.

Financial condition, liquidity, capital resources

     As of March 31, 2003, we had cash of $100. As of March 31, 2003, our current assets include deferred consulting fees of $2,705,796. As of March 31, 2003, our current liabilities include accrued merger expense of $813,277, accrued directors' compensation of $25,833, and accrued professional fees of $11,926.

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

Recent accounting pronouncements

     In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS Statement No. 145, "Recission of FASB Statements No. 4, 22 and 64. Amendment of FASB Statement No. 13, and Technical Corrections." The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The Statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 15 to have a material impact on the Company's future results of operations or financial position.

     In July 2002, the FASB issued SFAS Statement No. 146, "Accounting for Cost Associated with Exit or Diposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emergin Issues Task Force Issue No. 94-3, "Liabilitiy Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructing)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, except Transactions between Two or More Mutual Enterprises." The Company does not expect this standard will have any effect on its financial statements.

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

     Subsequent to March 31, 2003, we issued 1,000,000 shares of common stock to Mr. Jun-Tang Zhao, a director of the Company, as compensation for services to the Company. A portion of these services related to the three months ended March 31, 2003 (see Note 9 to the consolidated financial statements). Also subsequent to March 31, 2003, we issued 1,200,000 shares of common stock to Mr. Yau-Sing Tang, a director of the Company, for services rendered in connection with the acquisition of Solar Touch Limited in February 2003 (see Note 10 to the consolidated financial statements). These issuances were made pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

       Exhibit
        number                         Description

          31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

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


                                           NOVA INTERNATIONAL FILMS, INC.

Date: November 12 , 2003                   /s/ Raymond Ying-Wai Kwan
                                           -------------------------------------
                                           Name: Raymond Ying-Wai Kwan
                                           Title:   Chief Executive Officer



Date: November 12, 2003
                                           /s/ Yau-Sing Tang
                                           -------------------------------------
                                           Name:  Yau-Sing Tang
                                           Title:   Chief Financial Officer