Form 10QSB/A
period 2003-06-30
CHINA CABLE & COMMUNICATION INC
filed 2003-11-12
CIK 773394

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
                -------------------------------------------------
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

                              Yes   X    No
                                  -----     -----

The number of shares of Common Stock outstanding as of June 30, 2003 was 66,885,369.

Transitional Small Business Disclosure Format (check one):    Yes      No   X
                                                                 -----    -----

                       CHINA CABLE AND COMMUNICATION, INC.

                                 FORM 10-QSB/A1

                                      INDEX


                                                                            Page

EXPLANATORY NOTE  1

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements......................................  2

Item 2.           Management's Discussion and Analysis.....................  16

Item 3.           Controls and Procedures..................................  20

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings........................................  21

Item 2.           Changes in Securities and Use of Proceeds................  21

Item 3.           Defaults Upon Senior Security Holders....................  21

Item 4.           Submission of Matters to a Vote of Security Holders......  21

Item 5.           Other Information........................................  21

Item 6.           Exhibits and Reports on Form 8-K.........................  22

SIGNATURES        .........................................................  22

                                EXPLANATORY NOTE
                                ----------------


     Subsequent to the filing of the Quarterly Report on Form 10-QSB for the six months ended June 30, 2003, the Company issued certain shares of the Company's common stock that are related to the six months ended June 30, 2003 and the expenses incurred during this period should have been recorded in the Company's consolidated financial statements for the six months ended June 30, 2003. The Company is filing this Amendment No. 1 on Form 10-QSB/A1 to restate the previously filed consolidated financial statements on Form 10-QSB for the quarter ended June 30, 2003. The restatements relate to the following:

a. On August 8, 2003, the Company approved a director's compensation agreement with Mr. Jun-Tang Zhao, a director of the Company, to compensate him for acting as a director and head of project development in China to co-ordinate the Company's investment in the Baoding cable TV network with the joint venture partner and local government for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of the Company's common stock. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the issuance of stock as director's compensation based on the fair market value of the Company's stock as at the date of commencement of this agreement. For the three months ended June 30, 2003 and the six months ended June 30, 2003, the Company expensed $77,500 and $103,330, respectively, associated with this agreement as director's compensation and recorded a liability of $103,333 at June 30, 2003. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining expense of $516,668 will be recorded in the third quarter.

b. By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of the Company's common stock to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited in February 2003. In accordance with SFAS 123 and EITF 96-18, the Company expensed $744,000 associated with the issuance of these shares and included this expense in "Merger Costs" for the six months ended June 30, 2003 and recorded a liability of $744,000 at June 30, 2003.

All the information presented below in the consolidated financial statements and the related notes include the above restatements and Item 2 - Management Discussion and Analysis has been amended accordingly.

This Amendment No. 1 on Form 10-QSB/A1 does not reflect events occurring after the filing of the Company's original Quarterly Report on Form 10-QSB for the six months ended June 30, 2003, or modify, amend or update the disclosures therein in any way other than as set forth above.





                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  June 30, 2003   December 31, 2002
                                                   (unaudited)       (audited)
                                                   (restated)
CURRENT ASSETS
Deferred merger cost                               $       --       $     20,468
Deferred consulting fees                              3,701,562             --
                                                   ------------     ------------

  Total current assets                                3,701,562           20,468
                                                   ------------     ------------

NON-CURRENT ASSETS
Equity investment                                     7,459,421        7,218,860
                                                   ------------     ------------


                                                   ------------     ------------

                                                   $ 11,160,983     $  7,239,328
                                                   ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses              $    931,134     $     20,468
Amount due to a shareholder                               3,785             --
Amount due to a director                                  2,500             --
                                                   ------------     ------------

Total liabilities                                       937,419           20,468
                                                   ------------     ------------

STOCKHOLDERS' EQUITY

Common Stock, $.00001 par value;
   100,000,000 shares authorized,
   66,885,369 shares issued and outstanding                 669            1,000
Additional paid-in capital                           13,900,550        5,874,892
Retained earnings (deficit)                          (3,677,655)       1,342,968
                                                   ------------     ------------

Total stockholders' equity                           10,223,564        7,218,860
                                                   ------------     ------------

Total liabilities and stockholders' equity         $ 11,160,983     $  7,239,328
                                                   ------------     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.







                                   CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                                    (UNAUDITED)

                                                                             2003                   2002
                                                                          (restated)

REVENUE                                                                  $       --              $       --

EXPENSES
  Directors' compensation                                                    (214,700)                   --
  Professional fees                                                           (47,048)                   --
  Consulting fees                                                            (945,484)                   --
                                                                         ------------            ------------

LOSS FROM OPERATIONS                                                       (1,207,232)                   --

OTHER INCOME (EXPENSES)
  Merger costs                                                                (12,139)                   --
  Interest income                                                                 325                    --
  Bank charges                                                                   (121)                   --
  Equity in earnings of investment                                            184,038                 140,870
                                                                         ------------            ------------

PROFIT (LOSS) BEFORE TAXES                                                 (1,035,129)                140,870

PROVISION FOR INCOME TAXES                                                       --                      --
                                                                         ------------            ------------

NET INCOME (LOSS)                                                        $ (1,035,129)           $    140,870
                                                                         ============            ============

Net income (loss) per share - basic and diluted                          $      (0.02)           $       0.00
                                                                         ============            ============


Weighted average no. of shares outstanding - basic and diluted             64,225,570              49,567,002
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






                               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                  (UNAUDITED)

                                                                           2003                  2002
                                                                        (restated)

REVENUE                                                               $       --              $       --

EXPENSES
  Directors' compensation                                                 (240,533)                   --
  Professional fees                                                        (58,974)                   --
  Consulting fees                                                       (1,191,465)                   --
                                                                      ------------            ------------

LOSS FROM OPERATIONS                                                    (1,490,972)                   --

OTHER INCOME (EXPENSES)
  Merger costs                                                          (3,770,416)                   --
  Interest income                                                              325                    --
  Bank charges                                                                (121)                   --
  Equity in earnings of investment                                         240,561                 204,342
                                                                      ------------            ------------

PROFIT (LOSS) BEFORE TAXES                                              (5,020,623)                204,342

PROVISION FOR INCOME TAXES                                                    --                      --
                                                                      ------------            ------------

NET INCOME (LOSS)                                                     $ (5,020,623)           $    204,342
                                                                      ============            ============

Net income (loss) per share - basic and diluted                       $      (0.09)           $       0.00
                                                                      ============            ============


Weighted average no. of shares outstanding - basic and diluted          58,786,149              49,567,002
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






                              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                  (UNAUDITED)

                                                                               2003                 2002
                                                                            (restated)
Cash flows from operating activities:

Net (loss) income                                                          $(5,020,623)          $   204,342
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Stock issued for consulting fees                                          1,191,465                  --
   Stock issued for directors' compensation                                    137,200                  --
   Merger costs paid by the issue of shares                                  2,945,000                  --
   Equity in earnings of investment                                           (240,561)             (204,342)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                                            20,468                  --
   Increase in accounts payable and accrued liabilities                        910,666                  --
   Increase in amounts due to a shareholder and a director                       6,285                  --
                                                                           -----------           -----------

Net cash used in operating activities                                          (50,100)                 --
                                                                           -----------           -----------


Cash flows from financing activities:
  Cash received from exercise of options                                        50,000                  --
  Cash received in merger                                                        1,809
  Repayment of short term loan from related party                               (1,709)                 --
                                                                           -----------           -----------


Net cash provided by financing activities                                       50,100                  --
                                                                           -----------           -----------

Net increase in cash                                                              --                    --

Cash at beginning of period                                                       --                    --
                                                                           -----------           -----------

Cash at end of period                                                      $      --             $      --
                                                                           ===========           ===========


Supplemental Schedule of non-cash investing and financing activities:

  Common shares issued for consulting and directors' fees                  $ 5,030,227           $      --
  Common shares issued for merger costs                                    $ 2,945,000           $      --



                            The accompanying notes are an integral part of these
                                     consolidated financial statements.

                                                   5


                       CHINA CABLE AND COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

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

                       CHINA CABLE AND COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)


3. RESTATEMENTS


     Subsequent to the filing of the Quarterly Report on Form 10-QSB for the six months ended June 30, 2003, the Company issued certain shares of the Company's common stock that are related to the six months ended June 30, 2003 and the expenses incurred during this period should have been recorded in the Company's consolidated financial statements for the six months ended June 30, 2003. As a result of issuance of those shares, the Company has restated its previously reported consolidated financial statements for the six months ended June 30, 2003. The restatements relate to the following:

a. On August 8, 2003, the Company approved a director's compensation agreement with Mr. Jun-Tang Zhao, a director of the Company, to compensate him for acting as a director and head of project development in China to co-ordinate the Company's investment in the Baoding cable TV network with the joint venture partner and local government for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of the Company's common stock. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the issuance of stock as director's compensation based on the fair market value of the Company's stock as at the date of commencement of this agreement. For the three months ended June 30, 2003 and the six months ended June 30, 2003, the Company expensed $77,500 and $103,333, respectively, associated with this agreement as director's compensation and recorded a liability of $103,333 at June 30, 2003. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining expense of $516,668 will be recorded in the third quarter.

b. By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of the Company's common stock to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited in February 2003. In accordance with SFAS 123 and EIFT 96-18, the Company expensed $744,000 associated with the issuance of these shares and included this expense in "Merger Costs" for the six months ended June 30, 2003 and recorded a liability of $744,000 at June 30, 2003.

The effect of the restatements discussed above on the consolidated balance sheet at June 30, 2003, the consolidated statement of operations for the three months ended June 30, 2003 and for the six months ended June 30, 2003 and the consolidated statement of cash flow for the six month ended June 30, 2003, is shown in the following tables:



                                      CHINA CABLE AND COMMUNICATION, INC.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                  (UNAUDITED)
                                            (UNITED STATES DOLLARS)

3. RESTATEMENTS (Continued)

                                                                 Consolidated Balance Sheet at June 30, 2003
                                                                 -------------------------------------------
                                                       As previously
                                                         reported             Restatements           As restated
CURRENT ASSETS
Deferred consulting fees                               $  3,701,562                                  $  3,701,562

NON-CURRENT ASSETS
Equity investment                                         7,459,421                                     7,459,421
                                                       ------------                                  ------------

  Total assets                                         $ 11,160,983                                  $ 11,160,893
                                                       ============                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $     83,801                847,333           $    931,134
Amount due to a shareholder                                   3,785                                         3,785
Amount due to a director                                      2,500                                         2,500
                                                       ------------                                  ------------

  Total liabilities                                          90,086                                       937,419
                                                       ------------                                  ------------


STOCKHOLDERS' EQUITY
Common stocks                                                   669                                           669
Additional paid-in capital                               13,900,550                                    13,900,550
Retained deficit                                         (2,830,322)              (847,333)            (3,677,655)
                                                       ------------                                  ------------

  Total stockholders' equity                             11,070,897                                    10,223,564
                                                       ------------                                  ------------


  Total liabilities and stockholders' equity           $ 11,160,983                                  $ 11,160,983
                                                       ============                                  ============





                                               CHINA CABLE AND COMMUNICATION, INC.
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                          (UNAUDITED)
                                                    (UNITED STATES DOLLARS)


3. RESTATEMENTS (Continued)

                                                                         Consolidated Statement of Operations
                                                                         ------------------------------------
                                                                      For the three months ended June 30, 2003
                                                                      ----------------------------------------
                                                               As previously
                                                                reported            Restatements           As restated

REVENUE                                                        $      --                                  $       --

EXPENSES
  Director's compensation                                         (137,200)              (77,500)             (214,700)
  Professional fees                                                (47,048)                                    (47,048)
  Consulting fees                                                 (945,484)                                   (945,484)
                                                              ------------                                ------------

LOSS FROM OPERATIONS                                            (1,129,732)                                 (1,207,232)

OTHER INCOME (EXPENSES)
  Merger costs                                                     (12,139)                                    (12,139)
  Interest income                                                      325                                         325
  Bank charges                                                        (121)                                       (121)
  Equity in earnings of investment                                 184,038                                     184,038
                                                              ------------                                ------------

LOSS BEFORE TAXES                                                 (957,629)                                 (1,035,129)

PROVISION FOR INCOME TAXES                                            --                                          --
                                                               ------------                               ------------

NET LOSS                                                      $   (957,629)                               $ (1,035,129)
                                                              ------------                                ------------

Net loss per share - basic and diluted                        $      (0.01)                               $      (0.02)
                                                              ============                                ============

Weighted average no. of shares outstanding
   basic and diluted                                            64,225,570                                  64,225,570
                                                              ============                                ============







                                         CHINA CABLE AND COMMUNICATION, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                    (UNAUDITED)
                                              (UNITED STATES DOLLARS)


3. RESTATEMENTS (Continued)

                                                                  Consolidated Statement of Operations
                                                                  ------------------------------------
                                                                 For the six months ended June 30, 2003
                                                                 --------------------------------------
                                                       As previously
                                                         reported             Restatements           As restated

REVENUE                                               $       --                                    $       --

EXPENSES
  Director's compensation                                 (137,200)              (103,333)              (240,533)
  Professional fees                                        (58,974)                                      (58,974)
  Consulting fees                                       (1,191,465)                                   (1,191,465)
                                                                             ------------           ------------

LOSS FROM OPERATIONS                                    (1,387,639)                                   (1,490,972)

OTHER INCOME (EXPENSES)
  Merger costs                                          (3,026,416)              (744,000)            (3,770,416)
  Interest income                                              325                                           325
  Bank charges                                                (121)                                         (121)
  Equity in earnings of investment                         240,561                                       240,561
                                                      ------------                                  ------------

LOSS BEFORE TAXES                                       (4,173,290)                                   (5,020,623)

PROVISION FOR INCOME TAXES                                    --                                            --
                                                      ------------                                  ------------

NET LOSS                                              $ (4,173,290)                                 $ (5,020,623)

Net loss per share - basic and diluted                $      (0.07)                                 $      (0.09)
                                                      ============                                  ============


Weighted average no. of shares outstanding
   basic and diluted                                    58,786,149                                    58,786,149
                                                      ============                                  ============








                                       CHINA CABLE AND COMMUNICATION, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                    (UNAUDITED)
                                              (UNITED STATES DOLLARS)

3. RESTATEMENTS (Continued)
                                                                   Consolidated Statement of Operations
                                                                   ------------------------------------
                                                                  For the six months ended June 30, 2003
                                                                  --------------------------------------

                                                           As previously
                                                             reported           Restatements         As restated

Cash flows from operating activities:

Net loss                                                   $(4,173,290)            (847,333)         $(5,020,623)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Stock issued for consulting fees                          1,191,465                                 1,191,465
   Merger costs paid by the issue of shares                  2,945,000                                 2,945,000
   Stock issued for director's compensation                    137,200                                   137,200
   Equity in earnings of investment                           (240,561)                                 (240,561)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                            20,468                                    20,468
   Increase in accounts payable and accrued
   liabilities                                                  63,333              847,333              910,666
   Increase in amounts due to a shareholder and a
   director                                                      6,285                                     6,285
                                                           -----------                               -----------

Net cash used in operating activities                          (50,100)                                  (50,100)
                                                           -----------                               -----------

Cash flows from financing activities:
   Cash received from exercise of options                       50,000                                    50,000
   Cash received in merger                                       1,809                                     1,809
   Repayment of short term loan from related party
                                                                (1,709)                                   (1,709)
                                                           -----------                               -----------

Net cash provided by financing activities                       50,100                                    50,100
                                                           -----------                               -----------

Net increase in cash                                              --                                        --

Cash at beginning of period                                       --                                        --
                                                           -----------                               -----------

Cash at end of period                                      $      --                                 $      --
                                                           ===========                               ===========


                                                    11

                       CHINA CABLE AND COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)
4. EQUITY INVESTMENT

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

     As of June 30, 2003, the unaudited condensed balance sheet of Baoding was as follows:

     Current assets                                                 $ 1,844,629
     Non-current assets                                              17,156,001
                                                                    -----------

     Total assets                                                   $19,000,630
                                                                    ===========

     Current liabilities                                            $ 3,720,744
     Non-current liabilities                                               --
     Capital and reserves                                            15,279,886
                                                                    -----------

     Total liabilities and equity                                   $19,000,630
                                                                    ===========

     The unaudited results of operations of Baoding for the three months ended June 30, 2003 and 2002 are summarized as follows:

                                                          2003          2002

     Net sales                                       $ 1,406,510    $ 1,099,098
                                                     ===========    ===========

     Income from operations                          $   541,733    $   287,353

     Other income (expenses)                                 143            137
                                                     -----------    -----------

     Income before tax provision                         541,876        287,490

     Income tax                                         (166,288)          --
                                                     -----------    -----------

     Net income                                      $   375,588    $   287,490
                                                     ===========    ===========


     The Company's equity in earnings
     of Baoding (49%)                                $   184,038    $   140,870
                                                     ===========    ===========

     The unaudited results of operations of Baoding for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                                        2003           2002


     Net sales                                      $ 2,227,058    $ 1,943,486
                                                    ===========    ===========

     Income from operations                         $   657,142    $   418,536

     Other income (expenses)                                 87         (1,512)
                                                    -----------    -----------

     Income before tax provision                        657,229        417,024

     Income tax                                        (166,288)          --
                                                    -----------    -----------

     Net income                                     $   490,941    $   417,024
                                                    ===========    ===========

     The Company's equity in earnings
     of Baoding (49%)                               $   240,561    $   204,342
                                                    ===========    ===========
5. INCOME TAXES

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

6.EARNINGS (LOSS) PER COMMON SHARE

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

9. DIRECTORS' COMPENSATION

     During the six months ended June 30, 2003, 196,000 shares of the Company's common stock were issued in lieu of cash to three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang as compensation for their services rendered to the Company. In addition, on August 8, 2003, the Company approved another director's compensation agreement with Mr. Jun-Tang Zhao to compensate him for acting as a director and head of project development in China for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of the Company's common stock. (See Note 3.) In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the directors' compensation based on the approximate fair market value of the Company's stock for the periods the services were rendered. For the three months and six months ended June 30, 2003, the Company expensed $214,700 and $240,533 respectively, as directors' compensation and recorded a liability of $103,333 at June 30, 2003. Subsequent to August 8, 2003, the 1,000,000 shares were issued to Mr. Zhao. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining expense of $516,668 will be recorded in the third quarter.

10. SHARES ISSUED TO MR. YAU-SING TANG

     By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of the Company's common stock to Mr. Yau-Sing Tang for his services rendered in connection with the acquisition of Solar Touch Limited on February 28, 2003. In accordance with SFAS 123 and EITF 96-18, the Company expensed $744,000 associated with the issuance of these shares and recorded this expense in "Merger Costs" for the six months ended June 30, 2003 and recorded a liability of $744,000 at June 30, 2003. Subsequent to August 8, 2003, the 1,200,000 shares were issued to Mr. Tang. (See
Note 3.)


11. SUBSEQUENT EVENT

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

Overview

     China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. Since May 1993, however, the Company did not have current business operations until February 2003 when pursuant to a Share Exchange Agreement (the "Exchange Agreement") the Company acquired a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 (post-split) shares of the Company's common stock. In addition, the Share Exchange Agreement provided for the issuance of approximately 4,761,000 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking, Co., Ltd. ("Baoding"). Baoding, a company established in the People's Republic of China ("PRC"), owns and operates an exclusive cable TV network ("Baoding network") in the municipality of Baoding, near Beijing, in the PRC. Baoding network is one of the major backbone cable television networks in Hebei Province in the PRC. Located 85 miles south of Beijing, Baoding network currently has 200,000 subscribers within a population of approximately 10 million, comprising approximately 1.9 million households. With its fiber optic network, Baoding network is capable of transmitting 37 analog television programs, 6 digital signals and 1 FM music program. Baoding currently offers 39 channels within Baoding city and 8 channels to Baoding metropolitan area.

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

Loss from operations

     For the three months ended June 30, 2003, the Company had a loss from operations of $1,207,232 as compared to a loss from operation of $0 for the three months ended June 30, 2002. The loss is attributable to directors' compensation of $214,700, professional fees of $47,048 and consulting fees of $945,484.

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

Net income (loss)

     The Company recorded a net loss of $1,035,129 for the three months ended June 30, 2003 as compared to a net profit of $140,870 for the three months ended June 30, 2002. This is primarily due to directors' compensation of $214,700, professional fees of $47,048 and consulting fees of $945,484.

Six months ended June 30, 2003 and 2002:

Revenue

     The Company had no revenue for the six months ended June 30, 2003 and 2002 respectively (See Equity in earnings of investment below).

Loss from operations

     For the six months ended June 30, 2003, the Company had a loss from operations of $1,490,972 as compared to a loss from operation of $0 for the six months ended June 30, 2002. The loss is attributable to directors' compensation of $240,533, professional fees of $58,974 and consulting fees of $1,191,465.

Merger costs

     For the six months ended June 30, 2003, the Company incurred merger costs of $3,770,416 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the six months ended June 30, 2002.

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

Net income (loss)

         The Company recorded a net loss of $5,020,623 for the six months ended June 30, 2003 as compared to a net profit of $204,342 for the six months ended June 30, 2002. This is primarily due to the merger costs of $3,770,416 incurred in relation to the Company's acquisition of Solar Touch in a reverse merger, directors' compensation of $240,533, professional fees of $58,974 and consulting fees of $1,191,465.

Financial condition, liquidity, capital resources

     For the six months ended June 30, 2003, we received $50,000 from the issuance of 4,750,000 shares of common stock due to the exercise of 4,750,000 options by the optionees on April 30, 2003. We used cash of $50,100 during the six months ended June 30, 2003 in operating activities.

     As of June 30, 2003, our current assets include deferred consulting fees of $3,701,562 and our current liabilities include accrued merger and other expense of $827,802, accrued directors' compensation of $103,333, the amount due to a shareholder of $3,785 and the amount due to a director of $2,500.

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

     During the six months ended June 30, 2003, compensation to three of our directors, Mr. George Raney, Mr. Yau-Sing Tang and Mr. Raymond Ying-Wai Kwan, were paid by the issuance of 196,000 shares in lieu of cash. In addition, 1,575,000 shares of our common stock were issued to three consultants as payment for their consulting services rendered to the Company (see Note 7 to the consolidated financial statements).

     Subsequent to June 30, 2003, we issued 1,000,000 shares of common stock to Mr. Jun-Tang Zhao, a director of the Company, as compensation for services to the Company. A portion of these services related to the six months ended June 30, 2003 (see Note 9 to the consolidated financial statements). Also subsequent to June 30, 2003, the Company issued 1,200,000 shares of common stock to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited on February 28, 2003 (see
Note 10 to the consolidated financial statements).

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


                                            CHINA CABLE AND COMMUNICATION, INC.

Date: November 12, 2003
                                            /s/ Raymond Ying-Wai Kwan
                                            ------------------------------------
                                            Name: Raymond Ying-Wai Kwan
                                            Title:   Chief Executive Officer



Date: November 12, 2003                     /s/ Yau-Sing Tang
                                            ------------------------------------
                                            Name:  Yau-Sing Tang
                                            Title:   Chief Financial Officer