Form 10QSB
period 2003-09-30
CHINA CABLE & COMMUNICATION INC
filed 2003-11-19
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended:                                      Commission File Number:
 September 30, 2003                                             2-98997-NY


                       CHINA CABLE AND COMMUNICATION, INC.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)



          DELAWARE                                            11-2717273
 ------------------------------                          ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

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

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---
The number of shares of Common Stock outstanding as of September 30, 2003 was 72,057,760.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----

                       CHINA CABLE AND COMMUNICATION, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................1

Item 2.     Management's Discussion and Analysis or Plan of Operations.......11

Item 3.     Controls and Procedures..........................................16

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................17

Item 2.     Changes in Securities; Recent Sales of Unregistered Securities...17

Item 3.     Defaults Upon Senior Security Holders............................18

Item 4.     Submission of Matters to a Vote of Security Holders..............18

Item 5.     Other Information................................................18

Item 6.     Exhibits and Reports on Form 8-K.................................19

SIGNATURES  .................................................................20


                                       PART I - FINANCIAL INFORMATION

                                        ITEM 1. FINANCIAL STATEMENTS

                             CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS

                                                                    September 30,             December 31,
                                                                        2003                      2002
                                                                     (unaudited)                (audited)

CURRENT ASSETS
Cash at bank                                                        $  3,911,399              $       --
Deferred merger cost                                                        --                      20,468
Deferred consulting fees                                               3,412,735                      --
                                                                    ------------              ------------

  Total current assets                                                 7,324,134                    20,468
                                                                    ------------              ------------

NON-CURRENT ASSETS
Equity investment                                                      7,394,510                 7,218,860
                                                                    ------------              ------------

  Total assets                                                      $ 14,718,644              $  7,239,328
                                                                    ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $    363,466              $     20,468
Amount due to a shareholder                                              127,276                      --
Amount due to a director                                                   2,500                      --
                                                                    ------------              ------------

Total liabilities                                                        493,242                    20,468
                                                                    ------------              ------------


STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value, 20,000,000 shares
   authorized, 2,758,621 8% convertible shares
   issued and outstanding                                                    276                      --
Common Stock, $.00001 par value; 100,000,000 shares
   authorized, 72,057,760 shares issued and outstanding                      721                     1,000
Additional paid-in capital                                            20,345,152                 5,874,892
Retained earnings (deficit)                                           (6,120,747)                1,342,968
                                                                    ------------              ------------

Total stockholders' equity                                            14,225,402                 7,218,860
                                                                    ------------              ------------

Total liabilities and stockholders' equity                          $ 14,718,644              $  7,239,328
                                                                    ============              ============


                                  The accompanying notes are an integral part of these
                                            consolidated financial statements.





                   CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                       (unaudited)

                                                                2003               2002

REVENUE                                                    $       --          $       --

EXPENSES
  Directors' compensation                                      (755,437)               --
  Professional fees                                             (79,909)               --
  Consulting fees                                            (1,543,377)               --
                                                           ------------        --------------

LOSS FROM OPERATIONS                                         (2,378,723)               --

OTHER INCOME (EXPENSES)
  Interest income                                                   542                --
  Equity in earnings of investment                              (64,911)             (126,687)
                                                           ------------        --------------

LOSS BEFORE TAXES                                            (2,443,092)             (126,687)

PROVISION FOR INCOME TAXES                                         --                   --
                                                           ------------        --------------

NET LOSS                                                     (2,443,092)       $     (126,687)
                                                           ============        ==============

Net loss per share - basic                                 $      (0.04)       $        (0.00)
                                                           ============        ==============
                   - diluted                               $      (0.04)       $        (0.00)
                                                           ------------        --------------

Weighted average no. of shares outstanding - basic           62,864,347            49,567,002
                                                           ------------        --------------
                                           - diluted         62,924,976            49,567,002
                                                           ============        ==============


Note: The number of weighted average shares outstanding as at September 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.







                   The accompanying notes are an integral part of these
                            consolidated financial statements.






                         CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                            (unaudited)

                                                                   2003                      2002

REVENUE                                                      $       --                  $       --

EXPENSES
  Directors' compensation                                        (995,970)                       --
  Professional fees                                              (138,883)                       --
  Consulting fees                                              (2,734,842)                       --
                                                             ------------                ------------

LOSS FROM OPERATIONS                                           (3,869,695)                       --

OTHER INCOME (EXPENSES)
  Merger costs                                                 (3,770,416)                       --
  Interest income                                                     867                        --
  Bank charges                                                       (121)                       --
  Equity in earnings of investment                                175,650                      77,655
                                                             ------------                ------------

PROFIT (LOSS) BEFORE TAXES                                     (7,463,715)                     77,655

PROVISION FOR INCOME TAXES                                           --                          --
                                                             ------------                ------------

NET INCOME (LOSS)                                            $ (7,463,715)               $     77,655
                                                             ============                ============

Net income (loss) per share - basic                          $      (0.12)               $       0.00
                                                             ============                ============
                            - diluted                               (0.12)                       0.00
                                                             ------------                ------------

Weighted average no. of shares outstanding - basic             62,864,347                  49,567,002
                                                             ------------                ------------
                                           - diluted           62,924,976                  49,567,002
                                                             ============                ============


Note: The number of weighted average shares outstanding as at September 30, 2002 is the amount of shares issued for the reverse merger and is for comparison purposes only.








                               The accompanying notes are an integral part of these
                                        consolidated financial statements.





                                 CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                  (unaudited)

                                                                                   2003                   2002
Cash flows from operating activities:

Net (loss) income                                                              $(7,463,715)           $    77,655
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock issued for consulting fees                                              2,734,842                   --
   Stock issued for directors' compensation                                        931,080                   --
   Stock issued for financial advisory services                                     10,350                   --
   Merger costs paid by the issue of shares                                      3,689,000                   --
   Equity in earnings of investment                                               (175,650)               (77,655)
Changes in operating assets and liabilities:
   Decrease in deferred merger costs                                                20,468                   --
   Increase in accounts payable and accrued liabilities                            342,998                   --
                                                                               -----------            -----------

Net cash generated from operating activities                                        89,373                   --
                                                                               -----------            -----------

Cash flows from financing activities:
  Cash received from exercise of options                                            50,000                   --
  Cash received from issuance of 8% convertible preferred stock,
    net of direct expenses                                                       3,642,150
  Cash received in merger                                                            1,809
  Increase in amounts due to a shareholder and a director                          129,776                   --
  Repayment of short term loan from related party                                   (1,709)                  --
                                                                               -----------            -----------

Net cash provided by financing activities                                        3,822,026                   --
                                                                               -----------            -----------

Net increase in cash                                                             3,911,399                   --

Cash at beginning of period                                                           --                     --
                                                                               -----------            -----------

Cash at end of period                                                          $ 3,911,399            $      --
                                                                               ===========            ===========


Supplemental schedule of non-cash investing and financing activities:

  Common shares issued for consulting and directors' fees                      $ 7,078,657            $      --
  Common shares issued for merger costs                                        $ 3,689,000            $      --



                              The accompanying notes are an integral part of these
                                        consolidated financial statements.

                                                     4

                       CHINA CABLE AND COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

1. DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

     China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company"), was incorporated on November 27, 1984 in the State of Delaware. During February 2003, the Company acquired (the "Acquisition") all of the issued and outstanding shares of Solar Touch Limited ("Solar Touch") from Kingston Global Co. Limited ("Kingston") in a reverse merger. As consideration for Solar Touch's shares, the Company issued 49,567,002 shares of its common stock to Kingston and Sino Concept Enterprises Limited (the "Sellers"). In addition to the common stock issued to the Sellers, the Company also issued 4,760,931 shares to the Seller's financial consultants. The consideration for the Acquisition was determined through arms' length negotiations between the management of the Company and the Sellers. Solar Touch is a British Virgin Islands corporation which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking Co., Limited ("Baoding"). Baoding is a Sino-foreign joint venture. Baoding Pascali Multimedia Transmission Networking Co. Limited ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Limited, a state-owned enterprise established in the Peoples Republic of China ("PRC"), owns the remaining 51% interest in the joint venture.

     Baoding, a company established in the PRC and located in the city of Baoding, was formed pursuant to a joint venture agreement dated July 23, 1999 and signed between Baoding Multimedia and Solar Touch. Baoding is to operate for a period of 20 years and is principally engaged in the construction and operation of a cable integrated TV transmission network system in the same area.

2. BASIS OF PRESENTATION

     The interim consolidated financial statements have been prepared by the Company and include all material adjustments which in the opinion of management are necessary for a fair presentation of financial results for the nine months ended September 30, 2003 and 2002. All adjustments and provisions included in these statements are of normal recurring nature. The December 31, 2002 audited balance sheet only includes the balances of Solar Touch Limited and is for comparative purposes only. The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Solar Touch financial statements and related notes thereto included in the Form 8-K dated February 28, 2003 filed by the Company with the Securities and Exchange Commission. In addition, the financial statements included herein should be read in conjunction with the financial statements of the Company included in the Form 10-KSB for the year ended October 31, 2002 and the Forms 10-QSB for the quarters ended January 31, 2003, March 31, 2003 (as amended), and June 30, 2003 (as amended). The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

                       CHINA CABLE AND COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2003 AND 2002
                                   (UNAUDITED)
                             (UNITED STATES DOLLARS)

3. EQUITY INVESTMENT

     The equity investment represents a 49% equity interest in Baoding, a company established in the PRC and principally engaged in the construction and operation of a cable integrated TV transmission network system in Baoding, the PRC.

     Baoding maintains its books and records in Renminbi ("RMB"), the PRC's currency. Translation of amounts in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.3. No representation is made that RMB amounts have been or could be, converted into US$ at that rate. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

     As of September 30, 2003, the unaudited condensed balance sheet of Baoding was as follows:

     Current assets                                             $ 2,331,055
     Non-current assets                                          16,998,463
                                                                -----------

     Total assets                                               $19,329,518
                                                                ===========

     Current liabilities                                        $ 4,182,107
     Capital and reserves                                        15,147,411
                                                                -----------

     Total liabilities and equity                               $19,329,518
                                                                ===========

     The unaudited results of operations of Baoding for the three months ended September 30, 2003 and 2002 are summarized as follows:

                                                                 2003                    2002

     Net sales                                                $ 464,697               $ 451,976
                                                              =========               =========

     Loss from operations                                     $(175,702)              $(256,717)

     Other income (expenses)                                      5,869                  (1,827)
                                                              ---------               ---------

     Income (Loss) before tax provision                        (169,833)               (258,544)

     Income tax                                                  37,361                    --
                                                              ---------               ---------

     Net income (loss)                                        $(132,472)              $(258,544)
                                                              =========               =========

     The Company's equity in earnings of Baoding (49%)        $ (64,911)              $(126,687)
                                                              =========               =========




     The unaudited results of operations of Baoding for the nine months ended
September 30, 2003 and 2002 are summarized as follows:

                                                                          2003                      2002

     Net sales                                                        $ 2,691,755               $ 2,395,462
                                                                      ===========               ===========

     Income from operations                                           $   481,440               $   161,819

     Other income (expenses)                                                5,956                    (3,339)
                                                                      -----------               -----------

     Income before tax provision                                          487,396                   158,480

     Income tax                                                          (128,927)                     --
                                                                      -----------               -----------

     Net income                                                       $   358,469               $   158,480
                                                                      ===========               ===========

     The Company's equity in earnings of Baoding (49%)                $   175,650               $    77,655
                                                                      ===========               ===========


4. AMOUNTS DUE TO A SHAREHOLDER AND A DIRECTOR

     The amounts due to a shareholder and a director are unsecured, non-interest bearing and repayable on demand.

5. 8% CONVERTIBLE PREFERRED STOCK

     On September 25, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Convertible Preferred Stock, par value $.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share or an aggregate purchase price of $4,000,000. The purchase price is equal to 90% of the moving average closing price of the Company's common stock for the 60 trading days immediately prior to the entering into of the agreement. In connection with this transaction, the Company also issued to the Purchaser warrants to purchase up to 827,586 shares of the Company's restricted common stock for $2.18 per share until September 24, 2008 (the "Warrants"). The sale of the Preferred Stock and the Warrants to the Purchaser was made in a private placement transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company intends to use the proceeds from this transaction for working capital purposes, and for possible future acquisitions, of which there is no assurance.

     The Preferred Stock accrues dividends at the rate of 8% of the purchase price per share per annum, payable when, as and if declared by the Board of Directors on September 30 and March 31 of each year commencing with March 31, 2004. The Preferred Stock is senior to the common stock with respect to the payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company. Upon liquidation, the

Preferred Stock is entitled to receive a liquidation preference equal to the purchase price plus the amount of accrued and unpaid dividends. The Company may redeem the Preferred Stock at any time after September 25, 2004 if the market price of the common stock for a period of any 20 out of 30 trading days equals or exceeds 200% of the conversion price then in effect. The conversion price currently in effect is equal to the purchase price of $1.45 per share. Until redeemed, the Preferred Stock can be converted into common stock at a rate per share equal to the purchase price, subject to adjustment.

6. INCOME TAXES

     Solar Touch is a British Virgin Islands investment holding company and does not carry on any business and does not maintain any offices in the United States of America. No provision for income taxes or tax benefits for the Company has been made.

     Boading is a Sino-foreign joint venture established in PRC. Boading is subject to 33% income tax on the results for the year after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for tax purposes in a different accounting period from that in which they are recognized in the income statement. No provision for income tax has been made in 2002 as Boading was granted a tax benefit and was exempted from income tax for the years of 2001 and 2002.

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

7. EARNINGS (LOSS) PER COMMON SHARE

     Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible preferred stock, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed 49,567,002 shares were outstanding during 2002 to the date of the reverse merger of the Company and Solar Touch Limited.

8. OPTION AGREEMENT

     On February 28, 2003, the Company granted an option to DSS Associates, Carter Fleming International Ltd., Grand Unison Limited, and Emerging Growth Partners, Inc. (the "Optionees") to purchase an aggregate of 4,750,000 shares of common stock of the Company for $50,000. The optionees facilitated the acquisition of the Company and Solar Touch. On April 30, 2003, the optionees exercised the 4,750,000 options. In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18 "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with selling, Goods or Services" ("EIFT 96-18"), the Company expensed $2,945,000 associated with these options and included this expense in "Merger Costs" for the nine months ended September 30, 2003.

9. DIRECTORS' COMPENSATION

     During the nine months ended September 30, 2003, 280,000 shares of the Company's common stock were issued in lieu of cash to three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang as compensation for their services rendered to the Company. In addition, on August 8, 2003, the Company approved another director's compensation agreement with Mr. Jun-Tang Zhao to compensate him for acting as a director and head of project development in China for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares of the Company's common stock. The director compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining director's compensation of $516,668 was expensed immediately in the three months ended September 30, 2003. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the directors' compensation based on the approximate fair market value of the Company's stock for the periods the services were rendered. For the three months and nine months ended September 30, 2003, the Company expensed $755,437 and $995,970 respectively, as directors' compensation.

10. CONSULTING AGREEMENTS

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

     On June 26, 2003, the Company entered into a one-month consulting agreement with Mr. Jason M. Genet who is primarily focused on identification of potential merger and acquisition activities and strategic partnership. As consideration for the services rendered, the Company issued 75,000 shares of common stock to him.

     On July 3, 2003 and July 7, 2003, the Company entered into one-year consulting agreements with each of Mr. Chiu-wing Chiu and Mr. Wai Tam, respectively. The services to be rendered include identifying targets for the acquisition by using the Company's equity securities. As consideration for the services to be rendered, the Company issued 600,000 and 2,200,000 shares of common stock to Mr. Chiu and Mr. Tam, respectively.

     On September 2, 2003, the Company entered into another one-year consulting agreement with Mr. Jason M. Genet, who is primarily focused on identification of potential merger and acquisition activities and strategic partnerships. As consideration for these services, the Company issued 65,000 shares of common stock to him.

     On August 22, 2003 the Company entered into an agreement with Friedland Capital Inc. ("Friedland") pursuant to which Friedland agreed to provide financial advisory services to the Company for a monthly fee. On August 22, 2003, the Company issued 5,000 shares of restricted common stock to Friedland, in consideration for services performed. Pursuant to Friedland's engagement letter with the Company, Friedland's fees are payable in cash or registered shares of Company common stock only. On October 6, 2003, the Company cancelled the 5,000 shares of common stock and paid the outstanding fees payable to Friedland in cash of $15,000.

     In accordance("SFAS 123") and ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's stock at the commencement date of the agreement. For the three months and nine months ended September 30, 2003, the Company expensed $1,543,377 and $2,734,842, respectively associated with these agreements and recorded deferred consulting fees of $3,412,735 at September 30, 2003.

11. SHARES ISSUED TO MR. YAU-SING TANG

     By a directors' resolution dated August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of the Company's common stock to Mr. Yau-Sing Tang for his services rendered in connection with the acquisition of Solar Touch Limited on February 28, 2003. In accordance with SFAS 123 and EITF 96-18, the Company expensed $744,000 associated with the issuance of these shares and recorded this expense in "Merger Costs" for the nine months ended September 30, 2003.

12. SHARES ISSUED IN CONNECTION WITH GRYPHON TRANSACTION

     On September 25, 2003, the Company issued 2,758,621 shares of Preferred Stock to Gryphon Master Fund, L.P. ("Gryphon") for a purchase price of $1.45 per share and also issued five year warrants to purchase 827,586 shares of Common Stock at a price per share of $2.18 until September 25, 2008.

13. RELATED PARTY TRANSACTIONS

     During the nine month period ended September 30, 2003, the Company did not have any full-time employees. However, two full-time employees of the Company's holding company, China Convergent Corporation Limited ("CCCL"), work for the Company at the direction of CCCL. Their salaries are paid by CCCL.

     In addition, the Company shares offices with CCCL. The monthly lease payments are paid by CCCL.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

     China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. Since May 1993, however, the Company did not have current business operations until February 2003 when, pursuant to a Share Exchange Agreement (the "Exchange Agreement"), the Company acquired a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 (post-split) shares of the Company's common stock. In addition, the Exchange Agreement provided for the issuance of approximately 4,760,931 (post-split) shares to certain financial consultants. Solar Touch is a British Virgin Islands corporation, which owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking, Co., Ltd. ("Baoding"). Baoding is a Sino-foreign joint venture. Baoding Pascali Multimedia Transmission Networking Co. Limited ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Limited, a state-owned enterprise established in the PRC, owns the remaining 51% interest in the joint venture Baoding, a company established in the People's Republic of China ("PRC"), owns and operates an exclusive cable TV network ("Baoding network") in the municipality of Baoding, near Beijing, in the PRC. Baoding network is one of the major backbone cable television networks in Hebei Province in the PRC. Located 85 miles south of Beijing, Baoding network currently has 200,000 subscribers within a population of approximately 10 million, comprising approximately 1.9 million households. With its fiber optic network, Baoding network is capable of transmitting 37 analog television programs, 6 digital signals and 1 FM music program. Baoding currently offers 39 channels within Baoding city and 8 channels to the Baoding metropolitan area.

     Pursuant to the Exchange Agreement, on February 28, 2003 (the "Closing Date"), the Company acquired (the "Acquisition") from Kingston Global Co. Limited ("Kingston") all of the issued and outstanding equity interests of Solar Touch (the "Solar Touch Shares"). As consideration for the Solar Touch Shares, the Company issued 49,567,002 shares of its common stock to Kingston and Sino Concept Enterprises Limited (the "Sellers"). In addition to the common stock issued to the Sellers, the Company also issued 4,760,931 shares to the Seller's financial consultants. The consideration for the Acquisition was determined through arms' length negotiations between the management of the Company and the Sellers.

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

     On July 1, 2003, the Company changed its name from Nova International Films, Inc. to China Cable and Communication, Inc.

Results of operations

Three months ended September 30, 2003 and 2002:

Revenue

     The Company had no revenue for the three months ended September 30, 2003 and 2002 respectively (See Equity in earnings of investment below).

Loss from operations

     For the three months ended September 30, 2003, the Company had a loss from operations of $2,378,723 as compared to a loss from operation of $0 for the three months ended September 30, 2002. The loss is attributable to directors' compensation of $755,437, professional fees of $79,909 and consulting fees of $1,543,377.

Merger costs

     For the three months ended September 30, 2003 and 2002, there were no additional merger costs incurred.

Equity in earnings of investment

     This represents the Company's 49% share of undistributed earnings of its investment in Baoding. For the three months ended September 30, 2003, the Company's 49% share of losses of its investment in Baoding was $64,911 which was a $61,776 or 48.8% decrease from $126,687 for the three months ended September 30, 2002. The decrease in the Company's 49% share of losses of its investment in Baoding is primarily attributable to the decrease in Baoding's net loss from $258,544 for the three months ended September 30, 2002 to $132,472 for the three months ended September 30, 2003. The decrease in Baoding's net loss results from the decrease in provision for doubtful accounts over the prior year.

Net income (loss)

     The Company recorded a net loss of $2,443,092 for the three months ended September 30, 2003 as compared to a net loss of $126,687 for the three months ended September 30, 2002. This is primarily due to directors' compensation of $755,437, professional fees of $79,909 and consulting fees of $1,543,377.

Nine months ended September 30, 2003 and 2002:

Revenue

     The Company had no revenue for the nine months ended September 30, 2003 and 2002 respectively (See Equity in earnings of investment below).

Loss from operations

     For the nine months ended September 30, 2003, the Company had a loss from operations of $3,869,695 as compared to a loss from operation of $0 for the nine months ended September 30, 2002. The loss is attributable to directors' compensation of $995,970, professional fees of $138,883 and consulting fees of $2,734,842.

Merger costs

     For the nine months ended September 30, 2003, the Company incurred merger costs of $3,770,416 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the nine months ended September 30, 2002.

Equity in earnings of investment

     This represents the Company's 49% share of undistributed earnings of its investment in Baoding. For the nine months ended September 30, 2003, the Company's 49% share of earnings of its investment in Baoding was $175,650 which was a $97,995 or 126% increase from $77,655 for the nine months ended September 30, 2002. This is primarily due to the increase in net sales of Baoding by $296,293 or 12% from $2,395,462 for the nine months ended September 30, 2002 to $2,691,755 for the nine months ended September 30, 2003 and accordingly, the increase in net income of Baoding by $199,989 or 126% from $158,480 for the nine months ended September 30, 2002 to $358,469 for the nine months ended September 30, 2003. The increase in net income is primarily attributable to the decrease in provisions for doubtful accounts over the prior period.

Net income (loss)

     The Company recorded a net loss of $7,463,715 for the nine months ended September 30, 2003 as compared to a net profit of $77,655 for the nine months ended September 30, 2002. This is primarily due to the merger costs of $3,770,416 incurred in relation to the Company's acquisition of Solar Touch in a reverse merger, directors' compensation of $995,970, professional fees of $138,883 and consulting fees of $2,734,842.

Financial condition, liquidity, capital resources

     For the nine months ended September 30, 2003, we received $50,000 from the issuance of 4,750,000 shares of common stock due to the exercise of 4,750,000 options by the optionees on April 30, 2003 and $4,000,000 from the issuance of 2,758,621 shares of the Company's restricted 8% convertible preferred stock, par value of $0.0001 per share, to Gryphon Master Fund, L.P. for $1.45 per share. We also generated cash of $89,373 during the nine months ended September 30, 2003 in operating activities.

     As of September 30, 2003, the Company has cash at bank of $3,911,399. Our current assets include deferred consulting fees of $3,412,735 and our current liabilities include accrued expenses of $298,576, accrued directors' compensation of $64,890, the amount due to a shareholder of $127,276 and the amount due to a director of $2,500.

     We had no significant capital expenditure commitments outstanding as of September 30, 2003.

Plan of Operation

     With a cash balance of $3,911,399, the Company has sufficient working capital to fund its future operations and finance its intended acquisition of additional 2% of Baoding from Baoding Multimedia.

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

Recent accounting pronouncements

     In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recission of FASB Statements No. 4, 22 and 64. Amendment of FASB Statement No. 13, and Technical Corrections." The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The Statement is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have material impact on the Company's financial statement presentation or disclosure.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statement presentation or disclosure.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions. The Company does not expect this standard will have any effect on its financial statement presentation or disclosure.

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

     In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation. Transition and Disclosure" SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The company has consistently used the fair value recognition method in accounting for stock-based compensation. Therefore, the Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN-46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 is not expected to have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Group's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

1) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


2) Changes in Internal Control

     There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

     During the nine months ended September 30, 2003, compensation to three of our directors, Mr. George Raney, Mr. Yau-Sing Tang and Mr. Raymond Ying-Wai Kwan, were paid by the issuance of 280,000 shares in lieu of cash.

     On July 3, 2003 and July 7, 2003, the Company entered into one-year consulting agreements with each of Mr. Chiu-wing Chiu and Mr. Wai Tam, respectively. The services to be rendered include identifying targets for the acquisition by using the Company's equity securities. As consideration for the services to be rendered, the Company issued 600,000 and 2,200,000 shares of common stock to Mr. Chiu and Mr. Tam, respectively. On August 22, 2003, the Company entered into another one-year consulting agreement with Mr. Jason M. Genet, who is primarily focused on identification of potential merger and acquisition activities and strategic partnerships. As consideration for these services, the Company issued 65,000 shares of common stock to him.

     On August 8, 2003, we issued 1,000,000 shares of common stock to Mr. Jun-Tang Zhao, a director of the Company, as compensation for services to the Company. On October 27, 2003, the Company terminated the director's compensation agreement with Mr. Zhao. As a result of such termination, all the services for this agreement were expensed for the nine months ended September 30, 2003 (see
Note 9 to the consolidated financial statements). Also on August 8, 2003, the Company issued 1,200,000 shares of common stock to Mr. Yau-Sing Tang, a director of the Company, for his services rendered in connection with the acquisition of Solar Touch Limited on February 28, 2003 (see Note 11 to the consolidated financial statements).

     On August 22, 2003 the Company entered into an agreement with Friedland Capital Inc. ("Friedland") pursuant to which Friedland agreed to provide financial advisory services to the Company for a monthly fee. On August 22, 2003, the Company issued 5,000 shares of restricted common stock to Friedland, in consideration for services performed. Pursuant to Friedland's engagement letter with the Company, Friedland's fees are payable in cash or registered shares of Company common stock only. On October 6, 2003, the Company cancelled the 5,000 shares of common stock and paid the outstanding fees payable to Friedland in cash of $15,000.

     On September 25, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Convertible Preferred Stock, par value $.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share or an aggregate purchase price of $4,000,000. The purchase price is equal to 90% of the moving average closing price of the Company's common stock for the 60 trading days immediately prior to the entering into of the agreement. In connection with this transaction, the Company also issued to the Purchaser warrants to purchase up to 827,586 shares of the Company's restricted common stock for $2.18 per share until September 24, 2008 (the "Warrants").

     The Preferred Stock accrues dividends at the rate of 8% of the purchase price per share per annum, payable when, as and if declared by the Board of Directors on September 30 and March 31 of each year commencing with March 31, 2004. The Preferred Stock is senior to the common stock with respect to the payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company. Upon liquidation, the Preferred Stock is entitled to receive a liquidation preference equal to the purchase price plus the amount of accrued and unpaid dividends. The Company may redeem the Preferred Stock at any time after September 25, 2004 if the market price of the common stock for a period of any 20 out of 30 trading days equals or exceeds 200% of the conversion price then in effect. The conversion price currently in effect is equal to the purchase price of $1.45 per share. Until redeemed, the Preferred Stock can be converted into common stock at a rate per share equal to the purchase price, subject to adjustment.

     The Warrants may be exercised until September 24, 2008 at an exercise price of $2.18 per share. If the Company fails to have a registration statement in effect covering the resale of the shares underlying the Preferred Stock and issuable upon exercise of the Warrants, then beginning after September 25, 2004, the Purchaser may exercise the Warrants on a "cashless" basis utilizing the equity value of a portion of the Warrants to pay the Purchase Price for the exercise of other portions of the Warrants.

     In connection with the sale of the Preferred Stock and Warrants, the Company and the Purchaser entered into a Registration Rights Agreement. Pursuant to this agreement, the Company agreed to file and to use its best efforts to become effective a registration statement covering the resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. If the registration statement is not filed within 30 days after September 25, 2003 and is not declared effective by the Securities and Exchange Commission within 120 days after September 25, 2003, the Company agrees to pay the Purchaser liquidated damages equal to 2% of the purchase price of the Preferred Stock for each 30-day period after that date until the registration statement is declared effective. The Company will pay all expenses incurred in connection with the registration statement.

     On September 25, 2003, the Company issued 18,391 shares of restricted Common Stock and warrants to purchase 91,954 shares of Common Stock at a price per share of $2.18 until September 25, 2008 as a finder's fee to the party that introduced Gryphon to the Company.

     All issuances described above were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated thereunder.

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

     (b) Reports on Form 8-K:

     During the three months ended and subsequent to September 30, 2003, the Company filed the following reports on the Form 8-K:

              Form              Filing date              Items reported
              ----              -----------              --------------

              8-K         September 29, 2003             Items 5 and 7

              8-K         October 3, 2003                Items 4 and 7

              8-K         October 9, 2003                    Item 5

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CHINA CABLE AND COMMUNICATION, INC.

Date: November 18, 2003
                                         /s/ Raymond Ying-Wai Kwan
                                         ---------------------------------------
                                         Name: Raymond Ying-Wai Kwan
                                         Title:   Chief Executive Officer



Date: November 18, 2003                  /s/ Yau-Sing Tang
                                         ---------------------------------------
                                         Name:  Yau-Sing Tang
                                         Title:   Chief Financial Officer