Form 10KSB
period 2003-12-31
CHINA CABLE & COMMUNICATION INC
filed 2004-04-16
CIK 773394

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
        For the transition period from ________ to ________

                       Commission File No. 002-98997-NY

                      CHINA CABLE AND COMMUNICATION, INC.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                             11-2717273
           --------                                             ----------
   (State or jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District,
         Beijing 100093, the People's Republic of China                n/a
  ------------------------------------------------------------       --------
            (Address of principal executive offices)                (Zip Code)


        Issuer's telephone number, including area code: (86) 10-8259 9426

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
               None                                       None
--------------------------------       -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          $.0001 Par Value Common Stock
           ------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past
90 days.    Yes  X      No
               -----       -----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2003 were $0.

     As of April 8, 2004, the registrant had 73,459,760 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $19,304,336*. This calculation is based upon the closing sale price of $0.85 per share on April 8, 2004.

----------------
* Without asserting that any of the issuer's directors or executive officers, or the entities that own 48,835,776 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----


PART I........................................................................3


     ITEM 1.        DESCRIPTION OF BUSINESS...................................3

     ITEM 2.        DESCRIPTION OF PROPERTY..................................22

     ITEM 3.        LEGAL PROCEEDINGS........................................22

     ITEM 4.        SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS......22

     ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS......................................22

     ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................25

     ITEM 7.        FINANCIAL STATEMENTS.....................................30

     ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE......................30

     ITEM 8A.       INTERNAL CONTROLS AND PROCEDURES.........................30

PART II......................................................................30

     ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                    OF THE EXCHANGE ACT......................................30

     ITEM 10.       EXECUTIVE COMPENSATION...................................33

     ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........36

     ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........39

     ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.........................39

     ITEM 14        PRINCIPAL ACCOUNTANT FEES AND SERVICES....................

SIGNATURES....................................................................
CONSOLIDATED FINANCIAL STATEMENTS...........................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The Company was incorporated in the State of Delaware on November 27, 1984. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. From May 1993 to February 28, 2003, however, the Company had no business operations and sought other business opportunities.

     Pursuant to a Share Exchange Agreement dated as of November 1, 2002, as amended on February 21, 2003, between the Company and Martin Rifkin and William Rifkin on the one hand; and Kingston Global Co., Ltd. ("Kingston") and Sino Concept Enterprises Limited (collectively the "Sellers"); and Solar Touch Limited ("Solar Touch"), on the other hand, on February 28, 2003 (the "Closing Date"), the Company acquired (the "Acquisition") from Kingston all of the issued and outstanding equity interests of Solar Touch (the "Solar Touch Shares"). As consideration for the Solar Touch Shares, the Company issued 49,567,002 shares of its Common Stock to the Sellers. In addition to the Common Stock issued to the Sellers, the Company issued 4,760,931 shares to the Sellers' financial consultants. The consideration for the Acquisition was determined through arms-length negotiations between the management of the Company and the Sellers. As a result of the Acquisition, the Company continued the operations of Solar Touch.

     Solar Touch was incorporated in the British Virgin Islands on April 26, 1999. Solar Touch owns 49% of the issued and outstanding shares of capital stock on a fully diluted basis of Baoding Pascali Broadcasting Cable Television Integrated Information Networking Co., Ltd. (the "Joint Venture"). The Joint Venture is a Sino-foreign joint venture established in the People's Republic of China (the "PRC"), between Solar Touch and Baoding Pascali Multimedia Transmission Networking Co., Ltd. ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Co., Ltd., a Chinese state-owned enterprise.

     The Joint Venture was formed on July 23, 1999, when Baoding Multimedia and Solar Touch signed a joint venture contract (the "JV Agreement") and the articles of association of the Joint Venture (the "JV Articles"). The JV Agreement and JV Articles provide that the total amount of investment of the Joint Venture was RMB122.425 million (or approximately US$14.8 million); and that the registered capital stock of the Joint Venture was RMB70 million (or approximately US$8.46 million). The JV Agreement and JV Articles also provide that Baoding Multimedia's contribution to the Joint Venture was Baoding Multimedia's network and related facilities with a value of RMB21.7 million, plus intangible assets (including licenses, business goodwill) valued at RMB14 million which was equal to 51% of the registered capital of the Joint Venture and that Solar Touch's contribution was an investment of US$4.14 million (or RMB34.3 million) in cash which was equal to 49% of the registered capital. On July 28, 1999, the Management Commission of the Baoding Hi-Tech Industrial Development Area approved the JV Agreement and JV Articles as well as the members of the board of directors of the Joint Venture. On August 5, 1999, a Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC for the Joint Venture was issued and on August 16, 1999, the Business License for the Joint Venture was issued for the operation of the Joint Venture.

     On February 23, 2000, Baoding Multimedia and Solar Touch signed another agreement to increase the Joint Venture's registered capital from RMB70 million to RMB100 million, provided, however, that the parties' respective percentage of equity interests in the Joint Venture shall remain the same. On February 24, 2000, the Management Commission of the Development Area approved the increase in the Joint Venture's registered capital from RMB70 million to RMB100 million. On September 6, 2000, a revised Business License was issued to reflect the increase in the Joint Venture's registered capital.

     On May 6, 2003, Solar Touch transferred its 49% interest in the Joint Venture to its wholly-owned subsidiary, Broadway Offshore Limited ("Broadway Offshore"), a company incorporated in the British Virgin Islands. On December 29, 2003, Baoding Multimedia transferred a 3% interest in the Joint Venture back to the Baoding Pascali Cable Television Network Workers Stockholding Association. On the same date, the JV Agreement and JV Articles were amended to reflect the correct shareholdings of Broadway Offshore, Baoding Multimedia and Baoding Pascali Cable Television Network Workers Stockholding Association. Also, the total number of board of directors of the Joint Venture increased to nine pursuant to the Amended Joint Venture Agreement dated December 29, 2003 (the "Amended JV Agreement").

     The Joint Venture operates a cable television network in the municipality of Baoding, near Beijing in the PRC. The Joint Venture has over 200,000 subscribers in a market with a population of over 10 million. The Company believes that the Joint Venture is at present the only Sino-foreign joint venture approved by the State Administration of Radio, Film and Television to be licensed as a cable television network operator in the PRC. The Company believes that it is the first and only joint venture allowed to have a foreign investor invest in and to operate the cable television network in the PRC.

     Pursuant to the Amended JV Agreement, the board of directors of the Joint Venture was expanded to nine members, five of whom may be appointed by the Company. Pursuant to the Amended JV Agreement, Broadway Offshore has the right to appoint five of the nine members of the Board of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has filled key management positions at the Joint Venture, including Chief Financial Officer and General Manager, with persons affiliated with the Company. As a foreign investor, the Company, through its predecessor, has been the single largest interest holder of the Joint Venture since formation of the Joint Venture in 1999 and actively participated into the management of the Joint Venture.

     In view of China's accession to the World Trade Organization, it is expected that further opening of the cable television market in China will take place in the near future. Being the first foreign investor to be allowed to own 49% interest in a Chinese cable operator and with the experience gained through the years, the Company believes it is at an advantageous position to increase its investment in the Joint Venture beyond the 49% threshold should it be allowed to do so in the future.

     According to its business license and the current relevant rules and regulations, the Joint Venture is allowed to acquire and own networks in areas other than Baoding. Therefore, when opportunities arise, the Joint Venture may try to expand its business beyond Baoding, in which case, the Company may assist the Joint Venture in raising capital for such expansion, although there cannot be any assurance of such expansion.

     On July 1, 2003, the Company changed its name from Nova International Film, Inc. to China Cable and Communication, Inc.

Baoding

     Baoding is a city 137 kilometers south of Beijing and is one of the ten cities under the direct administration of Hebei Province. It covers an area of 40,000 square kilometers, with a population of 10 million. One third of its territory lies in the Taihang Mountains in the west, one third lies in the eastern plain area, and the other third lies in the hilly land between these regions. It is both a historic and cultural city of China approved by the State Council and is a city which is opening to the outside world. There are three urban districts, four county-level cities and eighteen counties under the Baoding Municipal Government.

     As a microcosm of China itself, Baoding blends industry and agriculture into a dynamic economy. There are over 630 industrial enterprises in Baoding mainly involved with metallurgy, machinery, chemistry and forestry. These industries produce steel, transformers, paper and world-renowned hand-sculptured carpets. Baoding agricultural products include wheat, rice, peanuts, pears and apples. Among the most famous agricultural products of Baoding are strawberries and the Manchen Snow Peach.

Overview Of The Cable Television Industry In China

     The cable television industry in China is growing rapidly. In China, television has been traditionally viewed as a means for the government to distribute information and the Chinese government strictly controls all television content. Until recently, there were very few television choices for the Chinese viewing audience. Television was first brought to China from the former Soviet Union in the late 1950s and was used solely to disseminate propaganda. It is important to understand the traditional role of television in China as many of the present issues surrounding the cable television industry in China stem from the Chinese's established view on television. For example, the traditional perception on television has created difficulty in establishing the idea of people paying for television programming.

     Since the late 1970s, when China began to modernize, the television industry in China has changed significantly. With an emphasis on technological modernization, China Central Television ("CCTV") became the national television broadcasting company, broadcasting programs throughout China. As the dominant broadcaster, CCTV has eight channels available in most of the country. According to the State Administration of Radio, Film and Television ("SARFT"), in 1999, China had one quarter of the world's television viewers and 44% of the Asian market. Further, according to SARFT, there were 350 million television households in 2000 and the market is forecasted to grow at more than 10% annually over the next five years. Also, according to SARFT, the number of television viewers each day oscillates between 400 and 600 million and approximately 30% of programming on the national network is foreign.

     Set up in the 1980s to improve the quality of terrestrial video signals, the cable television sector has grown rapidly. The annual subscriber growth rate since 1990 has been over 25%. Large state-run cable networks operated by regional and municipal governments now cover most cities and extensive rural construction is proceeding. Cable television operations have been established in all of China's 31 provinces.

     With cable already passing 90% of the country's homes, by mid-2001 more than 94 million households in China (30% penetration) had cable television, according to SARFT. Subscriber numbers were expected to reach 150 million by the end of 2002. China has more than 200 cable television stations at central, provincial and municipal levels, and thousands of country stations. Cable operators provide up to 30 channels, typically including some CCTV channels, provincial channels, city channels and station channels. Foreign programming is restricted but exceptions include Guangdong Cable in Guangdong, which has permission to carry Hong Kong's four terrestrial channels. Hotels identified as suitable for international visitors are permitted to operate satellite dishes to receive a full range of television programs.

                   Overview Of Cable TV Market as of June 2001
                   -------------------------------------------
                           Service                  Units
                           -------                  -----
                  Cable TV households                 94
                  Cable TV stations                 5,000
                  Cable TV penetration                30%
                  Cable TV urban penetration         85.3%
                  Homes passed by cable               90%

(Source:  Paul Budde Communication based on industry data)

                           Cable Television Households
                           ---------------------------

                      1996                           35,000,000
                      1998                           50,000,000
                      1999                           80,000,000
                      2000                           90,000,000
                      2001 (June)                    94,000,000

(Source:  Paul Budde Communication based on industry sources)

Cable Services

     The Joint Venture currently operates a cable television network in the municipality of Baoding, near Beijing in the People's Republic of China.

     As of December 31 2003, the Joint Venture offers thirty-nine (39) channels within the city limits and eight (8) channels to outer areas in the Baoding metropolitan area. The Joint Venture transmits in both analog and digital over its fiber optic network and through twenty-two (22) substations IP broadband local area network ("LAN"), 1,310 analog backbone ring networks linking up the city and 5 bts (base transceiver stations). Cable subscribers are served by a system with a capacity of at least 750-MHz and capable of handling two-way communications. Programming is received via optical cable and satellite hookups and then is re-transmitted to subscribers via coaxial cable. The Joint Venture's network is one of the major backbone stations of the broadcasting cable television integrated information network in the Hebei Province. Not only can both the analog and the digital platform of the network be connected to the entire province and the nation, it can also be linked to 22 provinces (cities), making broadband seamless connection possible. The Joint Venture's network is now capable of transmitting 37 analog television programs, 6 routes of digital wave signals and 1 FM broadcasting music program.

     The Joint Venture's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices.

     The Joint Venture's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances. The Joint Venture's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The Joint Venture also owns or leases parcels of real property for signal reception sites (antenna towers and headends), and microwave facilities.

Sales of Set Top Cable Boxes and Premium Programming Services

     The Joint Venture also sells its proprietary set-top cable boxes to its customers at an initial set price of $70 per box. The set-top box enables customers to receive premium programming services, including broadband internet access and on-demand services, through the Joint Venture's owned cable network. Unlike set-top boxes currently available in China or other markets worldwide, our set top box is based on SIM (Subscriber Identity Module) card technology, which features a pre-pay system. The subscribers need to purchase the pre-charge SIM card from sales outlets in order to enjoy the services provided by the Joint Venture. Each service selected by the subscriber will be directly deducted from the pre-charge SIM card. When the balance on the pre-charge SIM is depleted, the subscriber must pay to recharge the card.

High-Speed Internet Services

     The Joint Venture also provides high speed Internet access to its subscribers. Cable subscribers can connect their personal computers via cable modems to access online information, including the Internet, at faster speeds than that of conventional modems. High-speed Internet access is available to subscribers for an additional monthly charge of RMB88 or approximately $11.

Sales And Marketing

     Sales efforts are primarily directed toward increasing the number of subscribers served. Services in the urban areas are sold through:

     o    telemarketing,
     o    direct mail advertising,
     o    door-to-door selling, and
     o    local media advertising.

     Competition - Cable

     Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

     o interactive online computer services, including Internet distribution of movies;
     o    newspapers, magazines and book stores;
     o    movie theaters;
     o    live concerts and sporting events; and
     o    video stores and home video products.

     Because the Joint Venture is currently the one and only cable operator in China allowed to have foreign investment, we believe it has a competitive edge over other cable operators to raise funds from foreign investors for purpose of its business expansion.

Competition - High-Speed Internet Services

     The Joint Venture is currently offering high-speed Internet services to subscribers. These systems compete with a number of telephone companies, many of whom have substantial resources.

Growth Strategy

     In order to effectively grow its subscriber base, the Joint Venture plans to provide 24-hour customer services to subscribers; provide superior technical performance and increase its current product and service offering.

     In addition, with a higher cable television penetration than fixed-line telephony, cable is now being used to build the underlying telecommunications infrastructure in China. As such, the Joint Venture is in the process of developing a Cable Broadband System ("CBS"), which is a personalized integrated business system developed to fully utilize cable television coverage and bandwidth. The Company began offering broadband Internet access services, virtual private network and bulk data transmission services in the first quarter of 2004.

     CBS provides diversified and high-density visual content. CBS consists of the following:

     1.   Platform for program transmission, transaction and management;

     2. Front-end platform that combines digital television, Internet access, voice over internet protocol ("VOIP") and digital broadcasting;

          o    Analog audio-visual transmission system;
          o    Digital audio-visual transmission system; and
          o    Transmission of IP digital items (including visual images).

     3. Terminal products that combine digital television, Internet access, VOIP and digital broadcasting. Not only does CBS combine digital television, VOIP and IP data (Internet access), a terminal product tailor-made for cable television network, it also fits the "fusion of three networks" requirement brought forward SARFT. "Three networks" refer to Internet, fixed line telephone network and cable television network, including one-way or two-way coaxial cable network or HFC networks.

     There are ten products under six models of the CBS system:

          Model I - Full-configured network computer, equipped with display terminal, built-in 3-in-1 board card, compatible with both one-way and bi-directional HFC networks.

          Model II - Partially-configured network computer, display terminal, built-in 3-in-1 board card, compatible with both one-way and bi-directional HFC networks but lacks the ping function of Model I.

          Model III - Internal model for computer and the external model for computers. When used with a computer, it can cover HFC bi-directional network area.

          Model IV - Internal model for computer and the external model for computer. When used with a computer, it can cover HFC one-way network area.

          Model V - External model for television and the internal model for television, which is available in a two-way network area.

          Model VI - External model for television and the internal model for television, which is available in one-way network area.

Features of CBS terminal:

1.   Digitalization

2.   Modularization

3.   Open structure

4.   Terminal equipment exclusive for cable television, or CATV

5.   Software upgrading

6.   Strong operation and processing capability

7.   Compatible with current analog system

Services CBS can provide:

1. Digital audio-visual broadcasting. Digital television is free of sound pollution and double images but sharp in vivid colors.

2.   Diversified broadcasting besides visual digitalization.

3.   Interactive TV shopping, games and distance learning.

4.   High-fidelity digital audio programs.

5. Video-on-Demand (VOD) - Subscribers can enjoy real-time VOD or advanced booking of their favorite AV programs such as integrated channel (news, entertainment and people), soap operas, movies and specialty programming.

6. One-way Area Internet Transmission - Subscribers of one-way CBS can also experience CBS through the Joint Venture's website. In order to eliminate the bottleneck of Internet transmission problems confronted by the subscribers, the Joint Venture has adopted local storage and high-speed broadcasting.

7. ePrograms Guide - eProgram Guide, or "EPG," helps subscribers look up their favorite programs on the television screen. The guide gives a synopsis of a movie so that the subscribers can make their decision more easily.

8. High Speed Digital Broadcasting - CBS makes the reception of vast amount of digital information possible, including real-time stock quotes, stock market watch, the weather forecast, flight schedules, eCommerce and e-maps. Subscribers can easily search information with the assistance of EPG.

9. Internet Access -High speed Internet enables access to inquiries, e-mailing and ICQ.

10. Condition Acceptance System - The 3-layer encryption and scrambling technology is used for subscriber terminal management and fee calculation. Fees are calculated based on time, frequency, columns, and channels or on a monthly basis.

Services available with the technology development and terminal improvement:

1.   VOIP

2.   Direct video retrieval

3.   Multi-page browsing

4.   Processor of higher speed with more memory space for new games

5.   Support HDTV broadcasting

     CBS will effectively allow the Joint Venture as a cable operator to move into the broadband Internet. With over 80% urban penetration, China's cable TV market is the largest in the world. The market for gaming, distance education, and the broadband Internet is strong and growing fast. The cable networks offer a much cheaper alternative to the current system of Internet services delivered via telephone lines.

     Upon completion of the development of CBS, we believe that the number of subscribers for the services of the Joint Venture will increase. In addition, because payments in excess of the standard monthly subscription fees will be charged for those value-added services newly offered by CBS, the Joint Venture's revenue base should also increase.

     When CBS is deployed and commercially launched, the Company believes that it will be the first foreign investor to have an investment in a cable network that will offer broadband Internet-related services in China.

     Expired Letter of Intent Related to Acquisition of Macau Media Holdings
     Ltd.

     On March 2, 2004, the Company announced that it had entered into a letter of intent to acquire Macau Media Holdings Ltd. ("MMH") in a stock and cash transaction. MMH holds 2 of the 28 landing rights licenses granted in 2003 for direct satellite broadcast into Chinese hotels and Expat complexes issued by SARFT and MMH has applied to renew its licenses for 2004. MMH estimates that its network has approximately 150 million potential viewers in China. The purchase price for MMH consists of $3,000,000 in cash and 8,500,000 shares of Company common stock. The letter of intent is not binding and the transaction is currently under negotiation. Hoever, beginning on April 1, 2004, the owner of MMH has the right to negotiate with other parties for the acquisition of MMH, and there can be no assurance that this transaction will be consummated.

     Internet Protocol Telephony (IP Telephony) Services

     IP telephony or Voice over-IP, provides for the transport of telephone calls over the internet, regardless of whether traditional telephony devices, multimedia PCs or dedicated terminals take part in the calls, and regardless of whether the calls are entirely or only partially transmitted over the Internet. The greatest factor in the growth of IP telephony services worldwide is the significant cost savings in transporting phone calls over the Internet, instead of transporting the calls over the traditional telephone system infrastructure.

     Early in 2004, the Joint Venture entered into a joint venture agreement with a major Chinese Telecom company for the providing of IP telephony services in Baoding city. The terms of the joint venture agreement require confidentiality as to the identity of the Company's joint venture partner until June 1, 2004, at which time, it is intended that IP services will be formally marketed to customers in order to commence providing services planned for August 2004. This joint venture agreement will allow the Company to utilize the Joint Venture Partner's existing telecommunication equipment and marketing expertise to enter into the IP telephony market in China. At the present time, required upgrades to the current cable network as well as upgrades to the joint venture partner's system are being undertaken, and a group of users are currently testing the Company's IP telephony services. The upgrades are scheduled for completion by the end of July 2004 in order to commence providing IP telephony services.

Regulation Of The Cable Television And Internet Sectors

     Cable

     The current legal framework for governing the cable television sector is based upon four pieces of legislation. On November 12, 1999, SARFT issued the Administration Examination and Approval of the Establishment of Cable Broadcast Television Channel Procedures (the "Cable Channel Procedures"). The purpose of the Cable Channel Procedures was to implement the Strengthening the Administration of the Construction of Broadcast Television Cable Networks Opinion which was jointly promulgated by the SARFT and the Ministry of Information Industry (the "MII") on September 3, 1999. The most comprehensive rules regulating the cable television sector are the Administration Regulations of Broadcasting and Television dated August 11, 1997 issued by the State Council, the highest executive organization of China. The Broadcast and TV Regulations apply to satellite and cable stations. In addition, on February 3, 1994 the Cable Television Administration Provisions were issued by the Chinese government. These specifically deal with cable television stations.

     It is important to note that the ongoing regulatory framework and policy for cable television and Internet activities remains ambiguous as the relevant regulators move forward in developing policies in the face of converging technologies and general trade undertakings agreed to by the PRC government in connection with China's entrance into the World Trade Organization, or WTO.

     Internet

     The Internet industry is regulated by the MII in the same manner that the MII regulates the telecommunications industry generally. The State Council and the MII periodically promulgate regulations relating to the Internet to address public policy considerations. Internet service providers must obtain operating licenses from the MII in order to provide Internet access service. Existing regulations require all Chinese commercial Internet service providers to interconnect their computer networks with one of the five licensed commercial network service providers: China Telecom, Jitong, Unicom, Netcom or China Mobile, in order to provide Internet access.

     Internet service providers and Internet content providers must register their users with the MII Department of Public Security, and must block websites (including those maintained outside China) that the MII identifies as publishing information damaging to public security. Periodically, the MII has stopped the distribution over the Internet of information that it believes to be socially destabilizing, or to violate Chinese laws and regulations. In addition, the State Secrets Bureau has recently issued regulations authorizing the blocking of any website it deems to be disclosing state secrets or failing to meet the relevant regulations regarding the protection of state secrets in the distribution of online information. Specifically, Internet companies in China with bulletin board systems, chat rooms or news services must apply for the approval of the State Secrets Bureau. As the implementing rules for the regulations have not been issued, details concerning how network service providers should comply with the regulations remain to be clarified.

     Sino-Foreign Invested Enterprise Laws

     Unlike most countries where the Foreign Investment Enterprises ("FIEs") are governed by the same laws as those applicable to domestic enterprises, China used to have a separate body of law that governed FIEs and that was not applicable to Chinese domestic enterprises. These laws provided a framework within which foreign investment activities could be both carried out and controlled. The company law of the PRC, however, now applies to both Chinese domestic enterprises and FIEs. There are three traditional legal forms for direct foreign investment in China: Sino foreign equity joint venture, co-operative joint venture, and wholly foreign-owned enterprise.

     The Joint Venture is organized under PRC law as a Sino-foreign equity joint venture enterprise, which is a distinct legal entity with limited liability. Such entities are governed by the law of the PRC on Joint Ventures Using Chinese and Foreign Investments and the implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to an equity joint venture have rights in the returns of the joint venture in proportion to the joint venture interests that they hold. The operations of equity joint ventures are subject to an extensive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation.

     Taxation

     Generally, a Chinese cable television business is subject to a federal and local combined income tax rate of 33% per year. However, the Joint Venture was granted a special tax benefit by the Baoding Tax Bureau (the "Bureau") pursuant to a notice from the Bureau dated October 8, 2002 which provided the Joint Venture with an exemption from federal income tax of 30% per year for two years covering the fiscal years 2002 and 2001. The Joint Venture is subject to an 18% (15% federal income tax plus 3% local income tax) income tax rate for the year ended December 31, 2003 and subsequent periods on the results of its operations after adjusting for items which are non-assessble or disallowed.

     Governance, Operations and Dissolution

     Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of association. The Board of Directors of the Joint Venture exercises authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning and budgeting, employee compensation and welfare and distribution of after-tax profits. Pursuant to relevant PRC law and the Joint Venture Agreement, the following major actions of the Joint Venture require unanimous approval by all of the directors present at the meeting called to decide upon those actions:
(i) amendments to its contract and articles of association; (ii) increases in, or assignments of, the registered capital of the joint venture; (iii) a merger of the joint venture with another entity; or (iv) dissolution of the enterprise. In addition, PRC government approval is necessary for increases in authorized registered capital and for certain borrowings.

     The Joint Venture also is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with these regulations, the management of the Joint Venture may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of its employees. The term of a Sino-foreign equity joint venture enterprise may be extended with the agreement of all the partners, subject to the approval of the relevant PRC governmental authorities. Pursuant to the Equity Joint Venture Law, Sino-foreign equity joint venture enterprises may be terminated prior to the expiration of their term in certain limited circumstances, such as the inability of the enterprise to conduct its business owing to a breach by one of its parties, insolvency or force majeure. Upon termination, the board of directors establishes a liquidating committee to dissolve the enterprise, which dissolution is subject to PRC government review and approval.

     The Chinese Legal System

     The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which we believe are not qualitatively different from the General Corporation Laws of the several states, but without the body of case law that aids in the interpretation of those laws. Similarly, the People's Republic of China accounting laws mandate certain accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

     Second, while the procedures related to the enforcement of substantive rights may appear less clear than United States procedures, Chinese Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. The terms of the JV Agreement provide that all business disputes pertaining to the JV Agreement will be resolved by the China International Economic and Trade Arbitration Commission (CIFTAC). We believe that we will not assume a disadvantaged position with regard to the resolution by the CIFTAC of any such dispute, given our JV partner's status as subsidiary of a Chinese state-owned enterprise. Therefore, as a practical matter, although no assurances can be given, we believe that the Chinese legal infrastructure, while different in operation from its United States counterpart, is not likely to present any significant impediment to the operation of Foreign Invested Enterprises.

     Economic Reform Issues

     Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     o    we will be able to capitalize on economic reforms;

     o the Chinese government will continue its pursuit of economic reform policies;

     o    the economic policies, even if pursued, will be successful;

     o    economic policies will not be significantly altered from time to time;
          or

     o business operations in China will not become subject to the risk of nationalization.

     Negative impact upon economic reform policies or nationalization could result in a total investment loss in our Common Stock.

     Since 1979, the Chinese government has reformed its economic system. Because many reforms are unprecedented or experimental, they are expected to be refined and improved over time. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

     Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb the expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi or RMB, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may negatively impact the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

     To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

     China's Accession into The WTO

     On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO that it will reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment may facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements may enable us to develop better investment strategies and attract investment capital. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China may be changed to follow common practices among other countries.

     Employees

     At December 31, 2003, the Company had no full-time employees. Certain of the Company's administrative work was temporarily handled at CCCL's headquarters. The Company plans to hire full-time employees when it expands its business in 2004.

     Consultants

     Because the Company currently has no full-time employees, it had engaged various outside consultants for one year term, to assist the Company in executing its growth strategy and its business plan. As the Company grows, it expects to hire full time employees for these purposes.

                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment in CCCI. The risks and uncertainties described below are not the only ones facing CCCI, and there may be additional risks that we do not presently know of or that we consider immaterial. All of these risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risk Related To Our Business

We have a limited operating history.

     We have a limited operating history, and we are in the emerging stages of our new business plan. There can be no assurance that we will be able to meet our objectives, or that we will operate at a profit.

As a holding company, we have significant limitations on access to cash flow from our investment in Baoding.

     We are a holding company that has no significant business operations or assets other than our interest in our Joint Venture. Accordingly, we must rely entirely upon distributions of the Joint Venture to generate the funds necessary to meet our obligations and other cash flow needs, including funds necessary for working capital. The Joint Venture is a separate and distinct legal entity that has no contingent or other obligation to make any funds available to us, whether by dividends, loans or other payments. Any failure to receive distributions from our Joint Venture would restrict our ability to pay dividends on our Shares, prevent us from having the funds necessary to operate as a public company, and could otherwise have an adverse effect on our operations.

The success of our Joint Venture is dependent on our Chinese Joint Venture partner who may have interests different from our interests.

     Establishing and maintaining good relationships with our Chinese Joint Venture partner is critical to the ability of the Joint Venture to generate sufficient revenues to achieve commercial success, but we may have conflicts of interests with our partner. To the extent that our Joint Venture partner has objectives that are different than ours, we may have difficulty executing our business plan. For example, our Joint Venture partner may:

     o have economic or business interests or goals that are inconsistent with our Company;

     o take actions contrary to our instructions or requests, or contrary to our policies or objectives, with respect to business development or investment;

     o be unable or unwilling to fulfill their obligations under the JV Agreement; or

     o    experience financial difficulties.

     Although, to date, we have not experienced any significant problems with our Joint Venture partner, the occurrence of such a problem could have an adverse effect on the value of your investment.

New developments and acquisitions may fail to perform as we expect.

     On March 2, 2004, we announced a non-binding letter of intent to acquire 100% of Macau Media Holding Limited and its subsidiaries ("MMH"). In deciding to pursue this acquisition, we made assumptions regarding the expected future performance of this company. If the acquired company is not able to achieve the financial results we expect or if we are unable to successfully integrate our business into its existing operations, our financial performance may be adversely affected. Beginning on April 1, 2004, the current owner of MMH has the right to negotiate with other parties, and there is no assurance that we will acquire MMH.

Our success will depend on public acceptance of cable services in China.

     If there is a lack of acceptance or slow growth of the cable industry in China, the number of subscribers to our services and our revenues will be adversely affected. Our future results of operations will depend substantially upon the increased acceptance for payment for television programming in China.

One stockholder and director has majority control over our Company's voting stock, which will allow him to influence the outcome of matters submitted to stockholders for approval.

     As of April 8, 2004, Kingston Global Co., Ltd. ("Kingston") owned approximately 66.48% of our Company's issued Common Stock. Kingston is a wholly owned subsidiary of China Convergent Corporation Limited ("CCCL"), which in turn is approximately 47% owned through Faithful Union Limited ("FUL"). Mr. Hong Tao Li, a Director of the Company and CCCL, owns 100% of FUL. As a result, Mr. Li can exercise substantial influence over our affairs.

It may be difficult to serve us with legal process or enforce judgments against our management or us.

     All or a substantial portion of our assets are located in China. In addition, six out of seven of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

     o judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

     o in original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of our investment in that country.

     Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

     Changes in China's policies, laws and regulations or in its interpretation or its imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

     At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our Common Stock and our ability to access U.S. capital markets.

The PRC economic, political and social conditions as well as government policies could affect our business.

     All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

     o    government involvement;

     o    level of development;

     o    growth rate;

     o    control of foreign exchange; and

     o    allocation of resources.

     The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

     The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The PRC government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

     o    changes in the rate or method of taxation;

     o imposition of additional restrictions on currency conversion and remittances abroad;

     o    reduction in tariff or quota protection and other import restrictions;
          and

     o changes in the usage and costs of state-controlled telecommunications services.

     In addition, if the PRC government eases restrictions on the ability of foreign entities to participate in the PRC cable television business, it could materially increase the competition we face.

Government control of currency conversion and future movements in exchange rates may adversely affect our operations and financial results.

     In the event we generate revenues, we expect to receive substantially all of our revenues in Renminbi, or RMB, the currency of the PRC. A portion of such revenues will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions under our regulated Chinese capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

     Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable, but there is no assurance that the stability will continue. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated. In particular, an appreciation of the Renminbi is likely to decrease the portion of our cash flow required to satisfy our foreign currency-denominated obligations. Exchange rate fluctuations may adversely affect distributions from our investment in Baoding, which are denominated in Renminbi, and the value of our investment in Joint Venture in China.

The PRC legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to you.

     The PRC legal system is a system based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the PRC, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the PRC legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

We may experience lengthy delays in resolution of legal disputes.

     After the admission of China into the WTO in November 2001, China established an arbitration system to settle disputes of foreign investors in China. The arbitration system is relatively new and there is no assurance that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

Risk Related To An Investment In The Company

There is a limited public market for shares of our Common Stock, and the market price for our Common Stock may be subject to volatility.

     There is a limited public market for shares of our Common Stock. We cannot guarantee that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their Shares. Should there develop a significant market for our Shares, the market price for those Shares may be significantly affected by such factors as our financial results and the overall investment atmosphere.

Future sales and distributions by our stockholders may adversely affect our stock price, which could create obligations related to prior financings and could restrict our ability to raise funds in new stock offerings.

     Sales of our Common Stock in the public market could lower the market price of our Common Stock. These sales could also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management team deems acceptable or at all.

     On September 24, 2003, we issued Redeemable Convertible Preferred Stock (the "Preferred Stock"). Pursuant to the designations of the Preferred Stock, in the event that the current market price for our common stock is equal to or less than $0.70 for a period of ten consecutive trading days, we must redeem all or any portion of the outstanding shares of Preferred Stock, upon request of the holders. The purchase price for this redemption would be $1.67 per share.

Our Common Stock is a Penny Stock as defined in the Exchange Act and an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.

     Our Common Stock is classified as a penny stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.

There may be resale restrictions with respect to the Shares.

     Various state securities laws impose restrictions on transferring penny stocks and, as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired. For example, the Utah Securities Commission prohibits brokers from soliciting buyers for penny stocks, which makes selling them more difficult.

ITEM 2. DESCRIPTION OF PROPERTY

     Our headquarters are located in a facility consisting of approximately 3,000 square feet located at No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District, Beijing, the People's Republic of China.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending or, to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     On October 15, 2003, Mr. Jun-Tang Zhao was removed as a director of the Company by a written consent of a shareholder, signed by a shareholder owning a majority of the Company's outstanding voting stock. On October 15, 2003, this shareholder owned 48,835,776 shares of Common Stock, or approximately 65.27% of the then-issued and outstanding voting stock of the Company. On November 21, 2003, the Company filed with the Securities and Exchange Commission (the "SEC"), and mailed to stockholders of record, a Definitive Information Statement disclosing the shareholder action.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Common Equity

     The following table sets forth, for the respective periods indicated, the high and low bid information for our Common Stock in the over-the-counter bulletin board as reported by http://finance.yahoo.com. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. At April 8, 2004, our Common Stock was quoted under the symbol "CCCI" and had a closing bid price of $0.85. All bid prices below have been rounded to the nearest whole cent. Effective May 10, 2003, we changed our fiscal year end from October 31 to December 31.

                                                             Bid Prices
                                                      -----------------------
                                                      High               Low
                                                      -----             -----
  Fiscal Year Ended December 31, 2003
  -----------------------------------
    Fourth Quarter                                    $2.13             $0.94
    Third Quarter                                     $3.60             $0.32
    Second Quarter                                    $0.85             $0.40
    First Quarter                                     $1.01             $0.29

  Transition Period Ended December 31, 2002           $0.60             $0.40
  -----------------------------------------

  Fiscal Year Ended October 31, 2002
  ----------------------------------
    Fourth Quarter                                    $0.16             $0.16
    Third Quarter                                     $0.16             $0.16
    Second Quarter                                    $0.00             $0.00
    First Quarter                                     $0.00             $0.00

  Fiscal Year Ended October 31, 2001
  ----------------------------------
    Fourth Quarter                                    $0.48             $0.32
    Third Quarter                                     $1.00             $0.48
    Second Quarter                                    $0.32             $0.16
    First Quarter                                     $0.16             $0.16


Stockholders Of Record

     As of April 8, 2004, the number of record holders of our common stock was approximately 580.

Dividends

     We have not declared or paid, and do not anticipate declaring or paying in the near future, any dividends on our common stock.


                                           Equity Compensation Plan Information
                                                                                                             Number of Securities
                                                                                                            Remaining Available for
                                                                                                             Future Issuance under
                                Number of Securities to be                                                    Equity Compensation
                                 Issued Upon Exercise of      Weighted-Average Exercise        Number of        Plans (Excluding
                                  Outstanding Options,        Price of Outstanding Options,    Securities    Securities Reflected in
          Plan Category           Warrants and Rights(a)        Warrants and Rights(b)         Issued (b)           Column (a))*
          -------------           ---------------------         ---------------------          ----------          ------------
Equity compensation plans
approved by security holders                0                                 0                        0                    0
Equity compensation plans not
approved by security holders          100,000                              1.50                5,680,000              4,220,000
                                    ----------------                  ----------               ---------             ----------
Total                                 100,000                              1.50                5,680,000              4,220,000
                                    ================                  ==========               =========             ==========



--------------
*    At December 31, 2003

(1) The Board of Directors approved the Company's 2003 Stock Compensation Plan (the "Plan") to be effective May 15, 2003, subject to stockholder approval. Options to purchase an aggregate of 10,000,000 shares are available under the Plan. The Company expects to submit the Plan to its stockholders for approval on or before May 15, 2004.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

     The following issuances were made during the fourth quarter of the fiscal year ended December 31, 2003, all pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

     On December 9, 2003, the Company issued to an outside independent consultant a total of 50,000 shares of the Company's common stock for marketing research services rendered to the Company by the consultant, pursuant to a consulting agreement with the Company.

     On December 15, 2003, the Company issued to principals of Friedland Capital, Inc., ("Friedland") three-year warrants to purchase an aggregate of 100,000 shares of the Company's common stock at a price per share of $1.50, in consideration of financial advisory services provided by Friedland to the Company. Friedland's agreement with the Company was effective August 22, 2003 and has an initial term of one year.

     On December 30, 2003, the Company issued to Mr. Raymond Kwan, our Chief Executive Officer and a Director, a total of 24,000 shares of Company's common stock valued at a total of $33,600 for services provided to the Company by Mr. Kwan during the months of November and December 2003, pursuant to Mr. Kwan's compensation agreement with the Company.

     On December 30, 2003, the Company issued to Mr. Yau-Sing Tang, our President, Chief Financial Officer and a Director, a total of 60,000 shares of Company's common stock valued at a total of $84,000 for services provided to the Company by Mr. Tang during the months of November and December 2003, pursuant to Mr. Tang's compensation agreement with the Company.

     On December 30, 2003, the Company issued to Mr. George Raney, our Senior Vice President of Corporate Development and a Director, a total of 14,000 shares of Company's common stock valued at a total of $19,600 for services provided to the Company by Mr. Raney during the months of November and December 2003, pursuant to Mr. Raney's compensation agreement with the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this annual report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this annual report.

Overview

     The Company was incorporated on November 27, 1984 in the State of Delaware. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. Since May 1993, however, the Company had had no current business operations until February 28, 2003, when the Company signed the Exchange Agreement to acquire (the "Acquisition") from Kingston a 100% ownership interest in Solar Touch Limited ("Solar Touch") in exchange for 49,567,002 shares of the Company's Common Stock. In addition, the Company issued 4,761,000 shares to certain financial consultants in connection with the Acquisition.

     Immediately after the Acquisition, all then existing officers and directors of the Company resigned, and the management of Solar Touch was elected and appointed to management positions of the Company that corresponded to their respective management positions with Solar Touch, thereby effecting a change of control. Although Solar Touch became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby Solar Touch was considered to be the accounting acquirer of the Company. In May 2003, the

     Company determined to change its fiscal year end to December 31, which corresponds to the year end for Solar Touch. The Company's recent operations have been limited to its interest in Solar Touch. The discussion below in respect of the Company's performance as of the last fiscal year is primarily related to the Company's equity interest in Solar Touch.

Results Of Operations

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Results of operations

Revenue

     The Company had no revenue for the fiscal years ended December 31, 2003 and December 31, 2002. The Company is a holding company and its business is carried on through its subsidiary. By virtue of its contol of the subsidiary, which was obtained in late 2003, the Company plans to report the revenues of Solar Touch in 2004.

Loss from operations

     For the fiscal year ended December 31, 2003, the Company had a loss from operations of $5,991,968, as compared to a loss from operations of $0 for the fiscal year ended December 31, 2002. The loss is attributable to directors' compensation of $1,209,152, professional fees of $345,581, consulting fees of $4,398,985 and other operating expenses of $38,250. Directors compensation was paid to three directors for services rendered by Messrs. Kwan, Tang and Raney in performing their duties as officers and directors. Compensation was also paid to Mr. Tang for his services in connection with the acquisition of Solar Touch. Professional fees were paid for legal and accounting services related to the Company's SEC filings, including its registration statement on Form SB-2. Consulting fees were paid for advisory services related to the Company's administrative and corporate development, for management consulting and identification of potential strategic partners for strategic planning, for identification of potential merger and acquisition activities, for financial advisory services, and for market research.

Merger costs

     For the year ended December 31, 2003, the Company incurred merger costs of $3,720,416 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas there was no such expense for the year ended December 31, 2002.

Equity in earnings of investment

     This represents the Company's 49% share of undistributed earnings of its investment in Baoding. For the year ended December 31, 2003, the Company's 49% share of earnings of its investment in Baoding was $632,728 which was a $31,316 or 5% increase from $601,412 for the year ended December 31, 2002. This is primarily due to the increase in net sales of Baoding by $533,496 or 13% from $4,057,979 for the year ended December 31, 2002 to $4,591,475 for the year ended December 31, 2003 and accordingly, the increase in net income of Baoding by $63,910 or 5% increase from $1,227,372 for the year ended December 31, 2002 to $1,291,282 for the year ended December 31, 2003.

Net (Loss) Income

     The Company recorded a net loss of $9,074,761 for the year ended December 31, 2003 as compared to a net profit of $601,412 for the year ended December 31, 2002. This is primarily due to the merger costs of $3,720,416 incurred in relation to the Company's acquisition of Solar Touch in a reverse merger, consluting fees of $4,398,985 and director's compensation of $1,209,152.
                                       26

Net (Loss) Income Aavailable For Common Stockholders

     The Company recorded a net loss available for common stockholders of ($13,107,789) for the fiscal year ended December 31, 2003, compared to net income of $601,412 for the fiscal year ended December 31, 2002. This excess of loss over "Net (Loss) Income" described above results from the Company's recording of deemed dividends of ($4,033,028) relating to its Series A Preferred Stock. The deemed dividends arise from the beneficial conversion feature embedded within the Series A Preferred Stock in accordance with recent accounting pronouncements (See Note 3 to Consolidated Financial Statements for the years ended December 31, 2003 and December 31, 2002). Specifically, the deemed dividends arise due to the allocation of proceeds raised by the detachable warrants issued to the Series A Preferred Stockholders, as well as the effective conversion price based on the proceeds allocated to the Series A Preferred Stock being below the fair market value of the Company's common stock on the date of issuance.

Financial condition, liquidity, capital resources

     For the year ended December 31, 2003, the Company received $50,000 from the issuance of 4,750,000 shares of common stock due to the exercise of 4,750,000 options by the optionees on April 30, 2003 and $3,642,150, net of relevant stock issuance expenses, from the issuance of 2,758,621 shares of the Company's redeemable convertible preferred stock, par value of $0.0001 per share, to Gryphon Master Fund, L.P. for $1.45 per share.

     As of December 31, 2003, the Company has cash and cash equivalents of $3,324,670. Our current assets of $5,277,754 include a refundable deposit of $3,000,000, deferred consulting fees of $1,934,192 and other current assets of $18,892 whereas our current liabilities of $164,176 include accounts payable and accrued liabilities of $85,753, amount due to a shareholder of $75,923 and amount due to a director of $2,500. We had no capital expenditure commitments outstanding as of December 31, 2003.

Plan of Operation

     With a cash and cash equivalents of $3,324,670 as of December 31, 2003, the Company has sufficient working capital to fund its future operations and finance the future growth of the Company.

Exchange Rate

     Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since our sole investment conducts its business primarily in China, and its revenue from operations is settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollars.

Recent accounting pronouncements

     In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 22 and 64. Amendment of FASB Statement No. 13, and Technical Corrections." The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The Statement is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have material impact on the Company's financial statement presentation or disclosure.

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

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN-46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Group will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 is not expected to have a material impact on the Group's consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Group's consolidated financial statements.

ITEM 7.       FINANCIAL STATEMENTS

     The Financial Statements and schedules that constitute Item 7 are attached at the end of Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included in Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. INTERNAL CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text set forth the names and ages of all directors and executive officers of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. While the directors are elected in this manner, the Company has entered into Compensation Agreements with certain of its directors which provide compensation for these directors over a period of two years. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

     Name                    Age                    Position(s)
     ----                    ---                    -----------
Raymond Ying-Wai Kwan        39        Chief Executive Officer, Director
Yau-Sing Tang                41        President, Chief Financial Officer
George Raney                 43        Director, Senior Vice President of
                                        Corporate Development
Da-Xiang Zhang               46        Deputy Chairman of the board
Kai-Jun Yang                 46        Chairman of the Board
Hong-Tao Li                  34        Director, Chief Operating Officer,
                                        Vice President of Project Development
Yong-Xiang Chen              35        Director

Biographies of Directors and Executive Officers

     Raymond Ying-Wai Kwan joined the Board of Directors in February 2003, and assumed the post of Chief Executive Officer shortly thereafter. Since 2002, Mr. Kwan has served as Chairman and Chief Executive Officer of Solar City Ltd. From 2001 to 2002, Mr. Kwan served as General Manager of INTEGER Hong Kong Pavilion Ltd and from 1997-2001, he served in various executive posts in CIL Holdings Ltd., a listed company in the Hong Kong Stock Exchange. Mr. Kwan has over 16 years of experience in strategic planning, product marketing and management. He is a summa cum laude graduate of Regis University in Denver, Colorado, United States with degrees in Accounting and Mathematics. He is also the non-executive director of CCCL, which is listed on the Australian Stock Exchange.

     Yau-Sing Tang joined the Board of Directors in February 2003, and assumed the post of Chief Financial Officer and Chairman of the Board of Directors shortly thereafter. Mr. Tang served as Chairman of the Board until October 2003, when he assumed the position of President of the Company. Since January 2002, Mr. Tang has served as Chief Executive Officer and Executive Director of CCCL. Since November 2000, Mr. Tang has served as Managing Director of GC Alliance Limited, a Certified Public Accountants firm in Hong Kong. Prior to that, Mr. Tang served as Deputy Chairman and Chief Executive Officer of Prosper eVision Limited (Stock Number 979), a company listed on The Stock Exchange of Hong Kong Limited and CCCL. Mr. Tang has over 17 years of experience in accounting, finance, corporate finance and management, especially management of listed companies in Hong Kong, Australia and companies listed on NASDAQ. He is a fellow member of both the Hong Kong Society of Accountants and the Association of Chartered Certified Accountants and holds a Bachelor Degree in Social Sciences (major in Management Studies) from the University of Hong Kong. He is also the Chief Executive Officer and Executive Director of CCCL.

     George Raney joined the Board of Directors in February 2003 and became Senior Vice President of Corporate Development in October 2003. From 2000 until 2003, Mr. Raney served as Vice President of China Convergent Corporation Limited. Prior to that, Mr. Raney provided corporate development consulting through Raney & Associates. Mr. Raney has over 10 years of experience in corporate finance and corporate development in the United States. He previously worked in Beverly Hills, California for Millennium Capital Partners where he specialized in originating, structuring and executing private placements and sourcing strategic U.S. acquisitions for PRC clients. He received his M.B.A. in Finance and International Business from the University of Michigan and his B.A. in Economics from Ohio State University.

     Da-Xiang Zhang joined the Board of Directors in October 2003 as Deputy Chairman of the Board and is the beneficial owner of approximately 50% of the outstanding common stock of China Convergent Corporation Limited ("CCCL"), a Bermuda corporation listed on the Australian Stock Exchange. Since 1999, Mr. Zhang has served as Executive Director of CCCL. In January 2002, Mr. Zhang became the Executive Chairman of CCCL. Prior to that, Mr. Zhang served as Deputy General Manager of Beijing Da You Group Company Limited and China Great Wall Real Estate Group Company. Mr. Da-Xiang Zhang also is the Chairman of the Board of Directors of CCCL and has over 20 years of experience in business administration in the PRC.

     Kai-Jun Yang joined the Board of Directors in October 2003 as Chairman of the Board and has over 25 years of experience in finance and corporate management. Since December 2002, Mr. Yang has served as financial controller and executive director of Beijing Tung Wah Investment Company Limited. From January 2001 to December 2002, Mr. Yang served as executive director and financial controller of Beijing Jing Long Chang Trading Company Limited. From 1997 to 2000, Mr. Yang served as financial controller of Hong Kong Yu Gang Group Company Limited. He held various senior management positions in various enterprises with different industries in the PRC. He is a certified public accountant in the PRC and is the financial controller of Beijing Tung Wah Investment Company Limited, a company established in Beijing. He is also a member of the Board of Directors of CCCL.

     Hong-Tao Li joined the Board of Directors and was appointed Chief Operating Officer and Vice President of Project Development in October 2003 and has over 12 years of experience in direct investment and corporate management. Since 1997, Mr. Li has served as the general manager of Beijing Tung Wah Investment Company Limited. He is the general manager of Beijing Tung Wah Investment Corporation Limited and a member of the Board of Directors of CCCL.

     Yong-Xiang Chen joined the Board of Directors in October 2003 and has over 13 years of experience in corporate management. Since 1997, Mr. Chen has served as the general manager of Beijing Zhi Wo Zhong Cheng Technology Company Limited.

Family Relationships

     There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Audit Committee

     The Company currently does not have an audit committee; therefore, the Company has not made a determination of whether there is a financial expert on such a committee. The Company plans to establish an audit committee by the end of the second quarter of 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2003, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that (i) each of Raymond Kwan, Yau Sing Tang and George Raney was late in filing a Form 4 to report shares issued pursuant to compensation agreements in October 2003, (ii) Yong Xian Chen was late in filing a Form 3 to report his initial beneficial ownership of the Company after becoming a Director in October 2003; (iii) George Raney was late in filing a Form 4 to report a sale of his shares of Company common stock in November 2003; (iv) each of Kingston, Best Fortune Capital Limited and CCCL were late in filing a Form 3 to report initial joint beneficial ownership of the Company upon Mr. Da-Xiang Zhang's becoming a director of the Company in October 2003; and (v) each of Da-Xiang Zhang, Hong Tao Li, Kingston, Best Fortune Capital Limited and CCCL were late in filing Forms 4 (and in the case of Faithful Union Limited, a Form 3) relating to a sale of CCCL shares by Best Fortune Capital Limited (wholly owned by Mr. Da-Xiang Zhang) to Faithful Union Limited (wholly owned by Mr. Hong Tao Li) in December 2003. In making these statements, the Company has relied upon representations and its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2003 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns

     The Company has not adopted a code of ethics that applies to the Company's principal executive and financial officers. The Company plans to establish and adopt a code of ethics by the end of the second quarter of 2004.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer. No other executive officer received compensation in excess of $100,000 during the year ended December 31, 2003:


                                                                             Long Term Compensation
                                                                            -------------------------
                             Annual Compensation                            Awards           Payouts
                             -------------------                            ------           -------
                                                                           Restricted
Name and                                        Bonus     Other Annual       Stock                   LTIP       All Other
Principal Position        Year      Salary       ($)      Compensation       Awards    Options/SAR  Payout     Compensation
------------------        ----      ------       ---      ------------       ------    -----------  ------     ------------

Raymond Ying-Wai Kwan    2003    $7,692(1)        0       $141,600(1)          0           0          0              0
(1), Chief
Executive Officer        2002    0                0            0               0           0          0              0
                         2001    0                0            0               0           0          0              0

Yau-Sing Tang,           2003    $12,820(2)       0       $354,000(2)          0           0          0              0
President and Chief
Financial Officer(2)
                         2002    0                0            0               0           0          0              0
                         2001    0                0            0               0           0          0              0

George Raney, Senior     2003    $5,000(3)        0       $ 68,040(3)          0           0          0              0
Vice President of
Corporate
Development(3)
                         2002    0                0            0               0           0          0              0
                         2001    0                0            0               0           0          0              0

----------------

(1) Mr. Kwan was appointed CEO in February 2003. Pursuant to a Compensation Agreement dated effective February 28, 2003, Mr. Kwan is entitled to receive 12,000 shares of the Company's common stock each month for services provided to the Company. As of December 31, 2003, 120,000 shares had been issued to Mr. Kwan pursuant to the Compensation Agreement. The closing bid price of the Company's common stock on December 31, 2003 was $1.43. In addition to the stock compensation, Mr. Kwan also received monthly cash compensation of HK$30,000 (approximately US$3,846) effective beginning November 1, 2003.

(2) Mr. Tang was appointed CFO in February 2003 and was appointed President in October 2003. Pursuant to a Compensation Agreement dated effective February 28, 2003, Mr. Tang is entitled to receive 30,000 shares of the Company's common stock each month for services provided to the Company. As of December 31, 2003, 300,000 shares had been issued to Mr. Tang pursuant to the Compensation Agreement. The closing bid price of the Company's common stock on December 31, 2003 was $1.43. In addition to the stock compensation, Mr. Tang also received monthly cash compensation of HK$50,000 (approximately US$6,410) effective beginning November 1, 2003.

(3) Mr. Raney was appointed Senior Vice President of Corporate Development in October 2003. Pursuant to a Compensation Agreement dated effective February 28, 2003, Mr. Raney is entitled to receive 7,000 shares of the Company's common stock each month for services provided to the Company. As of December 31, 2003, 70,000 shares had been issued to Mr. Raney pursuant to the Compensation Agreement. The closing bid price of the Company's common stock on December 31, 2003 was $1.43. In addition to the stock compensation, Mr. Raney also received monthly cash compensation of US$2,500 effective beginning November 1, 2003.

2003 Stock Compensation Plan

     On May 23, 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") under which 10,000,000 shares of Common Stock are available for issuance with respect to awards granted to directors, officers, employees and independent contractors who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. As of December 31, 2003, a total of 100,000 options and a total of 5,680,000 shares have been issued pursuant to the Plan.

Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans

     Excluding the Company's Stock Compensation Plan, we do not have any long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Board Of Directors Compensation

     Raymond Ying-Wai Kwan is the Chief Executive Officer and a Director of the Company. Mr. Kwan and the Company entered into a Compensation Agreement dated effective February 28, 2003 pursuant to which Mr. Kwan receives 12,000 shares of Common Stock per month for serving as Director and an officer, and for other all services provided to the Company. The Compensation Agreement terminates upon the earlier of February 28, 2005 or the date on which Mr. Kwan no longer serves as a Director.

     Yau-sing Tang is the Chief Financial Officer, President and a Director of the Company. Mr. Tang and the Company entered into a Compensation Agreement dated effective February 28, 2003 pursuant to which Mr. Tang receives 30,000 shares of Common Stock per month for serving as Director and an officer, and for all other services provided to the Company. The Compensation Agreement terminates upon the earlier of February 28, 2005 or the date on which Mr. Tang no longer serves as a Director.

     George Raney is a Director of the Company and Senior Vice President of Corporate Development. Mr. Raney and the Company entered into a Compensation Agreement dated effective February 28, 2003 pursuant to which Mr. Raney receives 7,000 shares of Common Stock per month for serving as Director and an officer, and for all other services provided to the Company. The Compensation Agreement terminates upon the earlier of February 28, 2005 or the date on which Mr. Raney no longer serves as a Director.

     The Company has not entered into Director's Compensation Agreements with Da-Xiang Zhang, Kai-Jun Yang aHong-Tao Li and Yong-Xiang Chen at this time. For the fiscal year ended December 31, 2003, we issued a total of 490,000 shares to the current directors pursuant to these compensation arrangements.

Employment Agreements

     We currently do not have any employment agreements with our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership Of Directors And Principal Stockholders

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

     As of April 8, 2004, the Company had a total of approximately 73,459,760 shares of Common Stock issued and outstanding, and 2,758,621 shares of Preferred Stock outstanding which are the only issued and outstanding voting equity securities of the Company.

     The following table sets forth, as of April 8, 2004: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock and/or Preferred Stock known to the Company, the number of shares of Common Stock or Preferred Stock beneficially owned by each such person, and the percent of the Company's Common Stock and Preferred Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock and Preferred Stock beneficially owned, and the percentage of the Company's Common Stock and Preferred Stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock or Preferred Stock, except as otherwise indicated.

                                                                                                          Percentage
                                                                                                         Ownership of
                                          Total          Percentage      Total       Percentage          Common Stock
                                          Number of      Ownership     Number of    Ownership           and Preferred
                                          Shares of         of          Shares of       of               Stock on an
                                          Common          Common        Preferred    Preferred           As-Converted
        Name, Address and Title             Stock          Stock         Stock         Stock                Basis
        -----------------------             -----          -----         -----         -----                -----

Raymond Ying-Wai Kwan                       166,000(1)       0.23%(1)      -0-            -0-               0.22%(1)
Director and CEO
One Pacific Place, Suite 805
88 Queensway
Hong Kong

Yau-Sing Tang                               450,000(2)       0.61%(2)      -0-            -0-               0.59%(2)
Director, President and CFO
One Pacific Place, Suite 805
88 Queensway
Hong Kong



                                                                                                          Percentage
                                                                                                         Ownership of
                                          Total          Percentage      Total       Percentage          Common Stock
                                          Number of      Ownership     Number of    Ownership           and Preferred
                                          Shares of         of          Shares of       of               Stock on an
                                          Common          Common        Preferred    Preferred           As-Converted
        Name, Address and Title             Stock          Stock         Stock         Stock                Basis
        -----------------------             -----          -----         -----         -----                -----

George Raney                                 97,000(3)       0.13%(3)      -0-            -0-             0.13%(3)
Director and Senior Vice President of
Corporate Development
8400 Pershing Drive, Playa Del Rey,
California, USA

Da-Xiang Zhang                            1,200,000          1.63%         -0-            -0-             1.57%
Deputy Chairman of the Board
Room 807 Block B, Jin Xiu Yuan Gong
Yu, Chao Yan Beijing, PRC

Kai-Jun Yang                                     -0-         0%            -0-            -0-              0%
Chairman of the Board
20/F, Yu Hai Yuan
5 Li, Fu Shi Lu
Haidian, Beijing, PRC

Hong-Tao Li                              50,835,776(4)       69.0%(4)      -0-            -0-             66.5%(4)
Director, Chief Operating Officer and
Vice President of Project Development
20-13-4, Beijing Shi Fan Xue Yuan,
Haidian, Beijing, PRC

Yong-Xiang Chen                                  -0-         0%            -0-            -0-              0%
Director
No. 9, 18th Floor, Shou Du Yuan
Haidian, Beijing, PRC

All Directors and Executive Officers     52,748,776(5)      69.81%(5       -0-            -0-              67.35%(5)
-------------------------------------
(7 persons)
----------
Other 5% or Greater Owners:

Kingston Global Co., Ltd.                48,835,776(4)      66.48%(4)      -0-            -0-              64.07%(4)
22/F Morrison Commercial Building
31 Morrison Hill Road
Wanchai, Hong Kong

Gryphon Master Fund, L.P.,                3,586,207(6)       4.7%(6)   2,758,621(6)      100%              4.7%(6)
500 Crescent Court, Suite 270
Dallas, TX  75201

Total of All Directors and Executive     54,334,983(7)      71.12%(7)  2,758,621(7)      100%             71.12%(7)
-------------------------------------
Officers and 5% or Greater Owners
---------------------------------

----------------
(1) Includes 142,000 shares owned by Mr. Kwan. Also includes 24,000 shares issuable during the next sixty days through June 8, 2004, pursuant to a Compensation Agreement by and between the Company and Mr. Kwan dated February 28, 2003, pursuant to which the Company will issue 12,000 shares of Common Stock to Mr. Kwan each month, in consideration for services rendered, through February 2005.

(2) Includes 290,000 shares owned by Mr. Tang. Also includes 60,000 shares issuable during the next sixty days through June 8, 2004, pursuant to a Compensation Agreement by and between the Company and Mr. Tang dated February 28, 2003, pursuant to which the Company will issue 30,000 shares of Common Stock to Mr. Tang each month, in consideration for services rendered, through February 2005.

(3) Includes 83,000 shares owned by Mr. Raney. Also includes 14,000 shares issuable during the next sixty days through June 8, 2004, pursuant to a Compensation Agreement by and between the Company and Mr. Raney dated February 28, 2003, pursuant to which the Company will issue 7,000 shares of Common Stock to Mr. Raney each month, in consideration for services rendered, through February 2005.

(4) Kingston is a company organized under the laws of the British Virgin Islands and is a wholly-owned subsidiary of CCCL, a Bermuda corporation listed on the Australian Stock Exchange. The majority owner of CCCL is Faithful Union Limited ("FUL"). FUL is beneficially and wholly owned by Mr. Hong-Tao Li, Director, Chief Operating Officer and Vice President of Project Development of the Company. As a result, Mr. Li will be deemed to beneficially own the Kingston shares.

(5)  Includes Footnotes (1)-(4).

(6) Gryphon Master Fund, L.P. is a limited partnership organized under the laws of Bermuda. Gryphon beneficially owns shares of Common Stock, consisting of 2,758,621 shares underlying Preferred Stock, currently convertible into 2,758,621 shares of Common Stock at a price per share of $1.45 and 827,586 shares underlying Warrants to purchase 827,586 shares of Common Stock at an exercise price per share of $2.18 until September 25, 2008.

(7)  Includes Footnotes (1) - (6).

Change in Control
-----------------

     The Majority Stockholder of China Cable and Communication, Inc. (the "Company") is Kingston Global Co. Ltd. ("Kingston"), a company organized under the laws of the British Virgin Islands. Kingston is a wholly-owned subsidiary of China Convergent Corporation Limited ("CCCL"), a company listed on the Australian Stock Exchange and incorporated under the laws of Bermuda. Kingston currently beneficially owns 48,835,776 shares, approximately 66.48% of the Company's issued and outstanding common stock. Prior to December 17, 2003, Best Fortune Capital Limited ("BFCL") owned 1,858,713,540 shares, or approximately 50% of CCCL's outstanding common stock. Mr. Da-Xiang Zhang, a Director of the Company and Chairman of the Board of Directors of CCCL, owns 100% of the capital stock of BFCL and, therefore, was deemed to beneficially own the shares of the Company's common stock which is directly owned by Kingston.

     BFCL entered into an agreement dated December 17, 2003 to transfer 1,693,103,784 shares of CCCL (approximately 45.5% of CCCL's outstanding common stock) owned by BFCL to Faithful Union Limited ("FUL"). As a result of this transaction, FUL became the single largest stockholder of CCCL.

     Mr. Hong-Tao Li, a Director, Chief Operating Officer and Vice President of Project Development of the Company owns 100% of the capital stock of FUL. As a result of this transaction, Mr. Li may be deemed to beneficially own the 48,835,776 shares of the Company's common stock owned by Kingston, which represents approximately 66.48% of the Company's issued and outstanding common stock, and Mr. Da-Xiang Zhang beneficially owns no shares of the Company's common stock.

     The Company has been informed by Mr. Li that the consideration for the transfer of 1,693,103,784 shares of CCCL is approximately US$21,000,000, which comes from Mr. Li's personal funds. There is no arrangement and understanding among Mr. Zhang and Mr. Li and their associates with respect to the election of directors or other matters involving the Company. The transfer will not affect the existing operation and management of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Kingston beneficially owns approximately 66.48% of the outstanding Common Stock of the Company and is a wholly owned subsidiary of CCCL. CCCL is approximately 0% owned by Faithful Union Limited ("FUL"), a corporation organized under the laws of the British Virgin Islands. FUL is wholly owned by Mr. Hong Tao Li, a Director of the Company. Mr. Kwan, a director and CEO of the Company, is a non-executive director of CCCL. Mr. Yau-SingTang, a director and CFO of the Company, is the CEO and Executive Director of CCCL. Mr. Kai-Jun Yang and Mr. Da-Xiang Zhang are also directors of CCCL. Certain of these directors receive compensation as disclosed above in "--Executive Compensation."

     As described above under "--Description Of Business" and "--Description Of Property," the Company's sole, non-management, full-time employee works for the Company at the direction of CCCL and CCCL and bears all cost of the Company's lease.

     Other than the transactions described above, there were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any stockholder who is known by us to own of record or beneficially more than 5% of any class of our Common Stock, Preferred Stock or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Pages
                                                                         -----

Independent Auditors' Report...............................................F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002...............F-2

Consolidated Statements of Operations for the Years
Ended December 31, 2003 and 2002...........................................F-3

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2003 and 2002......................F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2003 and 2002...........................................F-5

Notes to Consolidated Financial Statements.........................F-6 to F-17

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
China Cable and Communication, Inc.

We have audited the accompanying consolidated balance sheets of China Cable and Communication, Inc. and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Cable and Communication, Inc. and subsidiary as of December 31, 2003, and 2002 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 17 to the consolidated financial statements, the consolidated financial statements as of, and for the year ended December 31, 2002 have been restated for the correction of errors occurring in the underlying accounting employed by the Company's unconsolidated joint venture.



Grobstein, Horwath & Company LLP
Sherman Oaks, California

April 10, 2004



                               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS

                                                                          December 31,            December 31,
                                                                              2003                    2002
                                                                          ------------            ------------

CURRENT ASSETS
Cash and cash equivalents                                                 $    173,967            $       --
Cash held in trust account                                                     150,703                    --
Deposit                                                                      3,000,000                    --
Deferred merger costs                                                             --                    20,468
Deferred consulting fees                                                     1,934,192                    --
Other current assets                                                            18,892                    --
                                                                          ------------            ------------


  Total current assets                                                       5,277,754                  20,468
                                                                          ------------            ------------

NON-CURRENT ASSETS
Investment in joint venture                                                  7,668,477               7,035,749
                                                                          ------------            ------------

  Total assets                                                            $ 12,946,231            $  7,056,217
                                                                          ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                     $     85,753            $     20,468
Amount due to a shareholder                                                     75,923                    --
Amount due to a director                                                         2,500                    --
                                                                          ------------            ------------

Total current liabilities                                                      164,176                  20,468
                                                                          ------------            ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   at minimum redemption amount, 2,758,621 shares
   issued and outstanding at December 31, 2003
   (mandatory redemption value of $4,000,000)                                3,372,465                    --
                                                                          ------------            ------------
STOCKHOLDERS' EQUITY

Preferred Stock, $0.0001 par value,
   20,000,000 shares authorized                                                   --                      --
Common Stock, $.00001 par value; 100,000,000 shares authorized,
   72,312,760 and 49,567,002 shares issued and outstanding at
   December 31, 2003 and 2002, respectively                                        723                     496
Additional paid-in capital                                                  21,356,799               5,875,396
Retained earnings (accumulated deficit)                                    (11,947,932)              1,159,857
                                                                          ------------            ------------

Total stockholders' equity                                                   9,409,590               7,035,749
                                                                          ------------            ------------

Total liabilities and stockholders' equity                                $ 12,946,231            $  7,056,217
                                                                          ============            ============

        The accompanying notes are an integral part of these consolidated financial statements.



                         CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     2003                      2002
                                                                 ------------              ------------

REVENUE                                                          $       --                $       --

EXPENSES
  Consulting fees                                                  (4,398,985)                     --
  Directors' compensation                                          (1,209,152)                     --
  Professional fees                                                  (345,581)                     --
  Other operating expenses                                            (38,250)
                                                                 ------------              ------------

LOSS FROM OPERATIONS                                               (5,991,968)                     --
                                                                 ------------              ------------

OTHER INCOME (EXPENSES)
  Merger costs                                                     (3,720,416)                     --
  Interest income                                                       5,201                      --
  Bank charges                                                           (306)                     --
  Equity in earnings of joint venture                                 632,728                   601,412
                                                                 ------------              ------------

TOTAL OTHER INCOME (EXPENSES)                                      (3,082,793)                  601,412
                                                                 ------------              ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES                    (9,074,761)                  601,412

PROVISION FOR INCOME TAXES                                               --                        --
                                                                 ------------              ------------

NET (LOSS) INCOME                                                $ (9,074,761)             $    601,412

DEEMED DIVIDENDS                                                   (4,033,028)                     --
                                                                 ------------              ------------

NET (LOSS) INCOME AVAILABALE FOR COMMON
STOCKHOLDERS                                                     $(13,107,789)             $    601,412
                                                                 ============              ============

Net income (loss) per share - basic and diluted                  $      (0.20)             $       0.01

Weighted average number of shares outstanding
 - basic and diluted                                               65,190,467                49,567,002


Note:  For purposes of computing earnings per share only, the Company has assumed that 49,567,002 common shares were outstanding throughout 2002, due to the reverse merger of the Compmany and Solar
       Touch Limited.

              The accompanying notes are an integral part of these consolidated financial statements.






                                     CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        Additional       Retained         Total
                                                   Common Stock at 0.00001 par value     Paid-In         Earnings      Stockholders'
                                                       No. of Shares      Amount         Capital         (Deficit)        Equity
                                                        ------------   ------------    ------------    ------------    ------------

Balances, January 1, 2002, as previously reported         49,567,002   $        496    $  5,875,396    $    697,521    $  6,573,413

Correction of an accounting error                                  0              0               0        (139,076)       (139,076)
                                                        ------------   ------------    ------------    ------------    ------------

Balances, January 1, 2002, as restated                    49,567,002            496       5,875,396         558,445       6,434,337

Net income, as previously reported, for the year
    ended December 31, 2002                                        0              0               0         645,447         645,447

Correction of an accounting error                                  0              0               0         (44,035)        (44,035)
                                                        ------------   ------------    ------------    ------------    ------------

Balances, December 31, 2002, as restated                  49,567,002            496       5,875,396       1,159,857       7,035,749

Record effects of reverse merger                           6,036,436             60          63,540               0          63,600

Shares issued to Yau-Sing Tang in connection
    with reverse merger                                    1,200,000             12         743,988               0         744,000

Shares issued to consultants upon completion
    of reverse merger                                      4,760,931             48       2,951,729               0       2,951,777

Warrants issued in conjunction with issuance of
    redeemable convertible preferred stock                         0              0       1,000,000               0       1,000,000

Deemed dividend arising from beneficial conversion
    feature of redeemable convertible preferred stock              0              0       3,000,000      (4,033,028)     (1,033,028)

Shares and warrants issued to Trenchant Operating LLC
    in connection with the sale of redeemable
    convertible preferred stock                               18,391              0         302,713               0         302,713

Exercise of options granted to DSS Associates,
    Carter Fleming International Ltd., Grand Unison
    Limited, and Emerging Growth Partners, Inc.            4,750,000             48       2,944,952               0       2,945,000

Shares and warrants issued to consultants for
    financial advisory services                            4,490,000             44       3,290,856               0       3,290,900

Shares issued to directors as directors'
    compensation                                           1,490,000             15       1,183,625               0       1,183,640

Net loss for the year ended December 31, 2003                      0              0               0      (9,074,761)     (9,074,761)
                                                        ------------   ------------    ------------    ------------    ------------

Balances, December 31, 2003                               72,312,760   $        723    $ 21,356,799    $(11,947,932)   $  9,409,590
                                                        ============   ============    ============    ============    ============


                    The accompanying notes are an integral part of these consolidated financial statements.




                                CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              2003                   2002
                                                                           -----------           -----------
Cash flows from operating activities:

Net (loss) income                                                          $(9,074,761)          $   601,412
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
   Common stock and warrants issued for consulting fees                      4,371,985                  --
   Common stock issued for directors' compensation                           1,183,640                  --
   Merger costs paid by the issuance of common stock                         3,639,000                  --
   Equity in earnings of joint venture                                        (632,728)             (601,412)
Changes in operating assets and liabilities:
   Increase in cash held in trust account                                     (150,703)
   Increase in deposit                                                      (3,000,000)                 --
   Decrease in deferred merger costs                                            20,468                  --
   Increase in other current assets                                            (18,892)                 --
   Increase in accounts payable and accrued liabilities                         65,285                  --
                                                                           -----------           -----------

Net cash used in operating activities                                       (3,596,706)                 --
                                                                           -----------           -----------

Cash flows from financing activities:
  Cash received from the exercise of stock options                              50,000                  --
  Cash received from issuance of redeemable
   convertible preferred stock                                               3,642,150                  --
  Cash received in connection with reverse merger
   of Solar Touch Limited                                                          100                  --
  Increase in amounts due to a shareholder and a director                       78,423                  --
                                                                           -----------           -----------

Net cash provided by financing activities                                    3,770,673                  --
                                                                           -----------           -----------

Net increase in cash and cash equivalents                                      173,967                  --

Cash and cash equivalents at beginning of period                                  --                    --
                                                                           -----------           -----------

Cash and cash equivalents at end of period                                 $   173,967           $      --
                                                                           ===========           ===========

                     Supplemental Schedule of non-cash investing and financing activities:

  Common stock and warrants issued for consulting and directors' fees      $ 7,489,817           $      --
  Common stock issued for merger costs                                     $ 3,639,000           $      --


              The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-5

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)

NOTE 1. DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

     China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. During February 2003, the Company acquired (the "Acquisition") all of the issued and outstanding shares of Solar Touch Limited ("Solar Touch") from Kingston Global Co. Limited ("Kingston") in a reverse merger. As consideration for Solar Touch's shares, the Company issued 49,567,002 shares of its common stock to Kingston and Sino Concept Enterprises Limited (the "Seller"). In addition to the common stock issued to the Sellers, the Company also issued 4,760,931 shares to the Seller's financial consultants. Solar Touch is a British Virgin Islands corporation which, through itswholly owned subsidiary, Broadway Offshore Limited ("Broadway Offshore"), a British Virgin Islands corporation, owns a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking Co., Limited ("Baoding"). Baoding is a sino-foreign joint venture. Baoding Pascali Multimedia Transmission Networking Co. Limited ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Limited, a state-owned enterprise established in the PRC, owns the remaining 51% interest in the joint venture.

     Baoding, a company established in the People's Republic of China (the "PRC") and located in the city of Baoding, was formed pursuant to a joint venture agreement dated July 23, 1999 and signed between Baoding Multimedia and Solar Touch (the "Joint Venture"). Baoding is to operate for a period of 20 years and is principally engaged in the construction and operation of a cable integrated TV transmission network system in the city of Baoding.

     On May 6, 2003, Solar Touch transferred its 49% interest in the Joint Venture to its wholly-owned subsidiary, Broadway Offshore.On December 29, 2003, Baoding Multimedia transferred a 3% interest in the Joint Venture to the Baoding Pascali Cable Television Network Workers Stockholding Association. On the same date, the Joint Venture Agreement and Joint Venture Articles (the "Amended JV Agreement") were amended to reflect the revised shareholdings of Broadway Offshore, Baoding Multimedia and Baoding Pascali Cable Television Network Workers Stockholding Association. In addition, the total number of board of directors of the Joint Venture increased to nine members.

     Pursuant to the Amended JV Agreement, Broadway Offshore was given the right to appoint five of the nine members of the board of directors of the Joint Venture. Through those five appointed directors, Broadway Offshore has obtained control of the board of directors of the Joint Venture and the Board of the Joint Venture has filled key management positions at the Joint Venture, including the positioin of Chief Financial Officer and General Manager, with persons affiliated with the Company.

NOTE 2. BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. At the time of the reverse merger transaction, the Company was a public shell company with no operations and nominal assets. For accounting purposes, the reverse merger transaction has been treated as a recapitalization of Solar Touch. Results of operations and equity transactions for the period prior to February 2003 represent those of Solar Touch. As the transaction is not viewed as a business combination for accounting purposes, pro forma operating results assuming the transaction occurred as of an earlier date are not presented. The December 31, 2002 financial statements have been restated for the correction of an accounting error as discussed in Note 17.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the financial statements of the Company and Solar Touch, its subsidiary. All significant inter-company balances and transactions, including inter-company profits and unrealized profits and losses, are eliminated on consolidation.

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

     Redeemable convertible preferred stock
     --------------------------------------

     In connection with the issuance of the redeemable convertible preferred stock, the Company recorded deemed dividends of $4,000,000 arising from the beneficial conversion feature embedded within the preferred stock in accordance with the provisions of Emerging Issues Task Force Consensus Nos. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios", and 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and $33,028 of accretion. The deemed dividends arise due to the allocation of proceeds raised to the detachable warrants issued to the preferred stockholders, as well as due to the effective conversion price based on the proceeds allocated to the preferred stock being below the fair market value of the Company's common stock on the date of issuance. The beneficial conversion feature is limited to the total proceeds raised of $4,000,000.

     Income taxes
     ------------

     The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. No provision for deferred taxation has been made, as there are no temporary differences at the balance sheet date.

     Stock based compensation
     ------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS No.123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

     Earning (loss) per common share
     -------------------------------

     The Company has presented a dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. For presentation and comparative purposes, the Company has assumed that 49,567,002 shares were outstanding during 2002 to the date of the reverse merger of the Company.

     Equity method of accounting
     ---------------------------

     The equity method of accounting is used to account for the Company's investments in sino-foreign joint ventures in which the other partner is effectively a state owned enterprise established in the PRC. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

     Recent accounting pronouncements
     --------------------------------

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46, as revised, addresses consolidation by business enterprises of variable interest entities, which have one or both or the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other financial interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 has previously been applied. However, a public entity that is a small business issuer shall apply Interpretation 46, as revised, to those entities that are considered to be special-purpose entities no later that as of the end of the first reporting period that ends after December 15, 2003.

     The implementation of the provisions of Interpretation No. 46, as revised, is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or which vary inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

     The Company has adopted the provisions of SFAS No. 150.

NOTE 4. CASH HELD IN TRUST ACCOUNT

     The cash held in trust account represents cash deposited into Company attorney's trust account to be held in trust for payment of various costs.

NOTE 5. DEPOSIT

     In November 2003, the Company paid a $3,000,000 refundable deposit to the owner of Macau Media Holdings Limited ("Macau Media") under a letter of intent for the Company's proposed acquisition of Macau Media and its subsidiaries. The completion of the proposed acquisition is subject to due diligence and Chinese government approval for the renewal of Macau Media's satellite broadcasting licenses.

     The acquisition price for Macau Media was originally to consist of the $3,000,000 deposit and 8,500,000 shares of the Company's common stock. The letter of intent is not binding and the transaction is currently under negotiation. However, beginning on April 1, 2004, the owner of Macau Media has the right to negotiate with other parties for the acquisition of Macau Media, and there can be no assurance that this transaction will be consummated. If the proposed acquisition is not completed, the deposit will be refunded.

NOTE 6. INVESTMENT IN JOINT VENTURE

     The Company accounts for its 49% in Baoding using equity method of accounting. Baoding maintains its books and records in Renminbi ("RMB"), the PRC's currency. Translation of amounts in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.3. No representation is made that RMB amounts have been or could be, converted into US$ at that rate. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

     As of December 31, 2003 and 2002, the audited condensed balance sheets, results of operations and cash flows of Baoding as of, and for, the years ended December 31, 2003 and 2002 of were as follows, including the effects of the restatement in 2002 arising from the correction of an error (see Note 17):

                                                   2003                                 2002
                                               ------------            -------------------------------------
                                                                        As Restated             As Originally
                                                                                                  Reported
Current assets                                 $  2,170,280            $  1,077,181            $  1,410,691
Non-current assets                               17,115,642              16,791,750              16,753,480
                                               ------------            ------------            ------------

Total assets                                   $ 19,285,922            $ 17,868,931            $ 18,164,171
                                               ============            ============            ============

Current liabilities                            $  3,579,390            $  3,453,682            $  3,375,227
Non-current liabilities                                --                      --                      --
Capital and reserves                             15,706,532              14,415,249              14,788,944
                                               ------------            ------------            ------------

Total liabilities and equity                   $ 19,285,922            $ 17,868,931            $ 18,164,171
                                               ============            ============            ============

Net sales                                      $  4,591,475            $  4,057,979            $  4,015,958

Operating Expenses                               (3,202,301)             (2,872,708)             (2,897,916)
                                               ------------            ------------            ------------

Income from operations                         $  1,389,174            $  1,185,276            $  1,118,042

Other income (expenses)                              64,167                  91,546                 199,197
                                               ------------            ------------            ------------

Income before provision for income                1,453,341               1,276,822               1,317,239
taxes

Provision for income taxes                         (162,059)                (49,450)                   --
                                               ------------            ------------            ------------

Net income                                     $  1,291,282            $  1,227,372            $  1,317,239
                                               ============            ============            ============

CCCI's equity in earnings (49%)                $    632,728            $    601,412            $    645,447
                                               ============            ============            ============

Cash flows from operating activities:

Net income                                     $  1,291,282            $  1,227,372            $  1,317,239
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization                   1,454,618               1,348,695               1,348,695

Changes in operating assets and liabilities:        120,140                 499,289                 323,422
                                               ------------            ------------            ------------
Net cash provided by operating activities         2,866,040               3,075,356               2,989,356
                                               ------------            ------------            ------------
Net cash used in investing activities            (1,778,508)             (1,427,043)             (1,341,043)
                                               ------------            ------------            ------------
Net cash used in financing activities            (1,458,689)             (1,563,886)             (1,563,886)
                                               ------------            ------------            ------------
Net decrease (increase) in cash and cash
equivalents                                        (371,157)                 84,427                  84,427

Cash and cash equivalents at beginning of
 period                                             417,016                 332,589                 332,589
                                                -----------            ------------            ------------
Cash and cash equivalents at end of
 period                                         $    45,859            $    417,016            $    417,016
                                                ===========            ============            ============

NOTE 7. AMOUNTS DUE TO A SHAREHOLDER AND A DIRECTOR

     The amounts due to a shareholder and a director are unsecured, non-interest bearing and repayable on demand.

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On September 24, 2003, the Company completed the sale of 2,758,621 shares of the Company's Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share (the "Purchase Price") or an aggregate purchase price of $4,000,000. The Purchase Price per share of the Preferred Stock was calculated based upon 90% of the moving average closing price of the Company's common stock for the 60 trading days immediately prior to entering into the agreement. The fair market value of the Company's common stock as of September 24, 2003 was $2.85 per share. In connection with this transaction, the Company also issued warrants to the Purchaser to purchase up to 827,586 shares of the Company's common stock at an exercise price of $2.18 per share until September 24, 2008 (the "Warrants"). The sale of the Preferred Stock and the Warrants to the Purchaser was made in a private placement transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

     The Preferred Stock accrues dividends at the rate of 8% of the Purchase Price per annum, payable when, as and if declared by the Board of Directors on September 30 and March 31 of each year commencing on March 31, 2004. The Preferred Stock is senior to the common stock with respect to the payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company. Upon liquidation, the Preferred Stock is entitled to receive a liquidation preference equal to the Purchase Price plus the amount of accrued and unpaid dividends.

     The Company may redeem the Preferred Stock at any time after September 25, 2004 at the Purchase Price accrued but unpaid dividends if the market price of the common stock for a period of any 20 out of 30 trading days equals or exceeds 200% of the conversion price then in effect. The conversion price as of December 31, 2003 was equal to the Purchase Price.

     The Company is required to redeem all of the then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the Preferred Stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the closing price of the Company's common stock is equal to or less than $0.70 for a period of 10 consecutive trading days, the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

     Until redeemed, the Preferred Stock can be converted into common stock at the option of the Purchaser, at a conversion price equal to the original Purchase Price, subject to an anti-dilution adjustment upon certain events.

     Pursuant to a Registration Rights Agreement between the Purchaser of the Preferred Stock and the Company, the Company agreed to use its best efforts to keep a registration statement effective until September 25, 2005. Further the Company will be required to pay liquidated damages of 2% of the total purchase price per month during which a registration default occurs. The fair value of the Preferred Stock was determined to be in excess of the net proceeds of $3,642,150 received by the Company from the Purchaser, and the minimum Preferred Stock redemption amount of $4,000,000. Therefore, the Preferred Stock has been recorded at the minimum redemption amount of $4,000,000, to be adjusted for in subsequent periods for accrued and unpaid dividends.

     The fair value of the Preferred Stock with conversion feature and the warrants, calculated based on available market data using appropriate valuation models, were determined to be in excess of the net proceeds of $3,642,150 received by the Company from the Purchaser, and the minimum Preferred Stock redemption amount of $4,000,000. Therefore, the Preferred Stock has been recorded at the minimum redemption amount of $4,000,000, less related transactions costs of $660,563 to be adjusted for in subsequent periods for accretion adjustment and accrued and unpaid dividends.

     On September 24, 2003, the Company issued 18,391 shares of restricted common stock to Trenchant Operating LLC, ("Trenchant") in consideration for services performed by Trenchant in finding the Purchaser. In addition, the Company issued warrants to Trenchant to purchase 91,954 shares of common stock, with an exercise price equal to $2.18 per share until September 25, 2008. The fair value of the warrants was determined to be $250,299 as of the date of grant using the Black-Scholes option valuation model, which assumed a risk free interest rate of approximately 3.07%, an expected life of 5 years, and a volatility rate of 171%.

     During the year ended December 31, 2003, no preferred stock was converted and no warrants were exercised.

NOTE 9. INCOME TAXES

     Solar Touch and Broadway Offshore are both British Virgin Islands investment holding companies and do not carry on any business and do not maintain any offices in the United States of America. No provision for United States income taxes or tax benefits for the Company has been made.

     Baoding is a Sino-foreign joint venture established in the PRC. Baoding was subject to a 3% local income tax for the year ending December 2002 an 18% (15% federal income tax plus 3% local income tax) for the year ending December 31, 2003 and future years, on the results of operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for tax purposes in a different accounting period from that in which they are recognized in the income statement.

NOTE 10. EARNINGS (LOSS) PER COMMON SHARE

     Basic EPS amounts are based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potentially dilutive financial instruments as of December 31, 2003 had the effect of reducing the reported net loss per share and, therefore, were excluded from the calculation. For purposes of computing EPS only, the Company has assumed that 49,567,002 common shares were outstanding of the Company and Solar Touch Limited.

NOTE 11. OPTION AGREEMENT

     On February 28, 2003, the Company granted an option to DSS Associates, Carter Fleming International Ltd., Grand Unison Limited, and Emerging Growth Partners, Inc. (the "Optionees") to purchase an aggregate of 4,750,000 shares of common stock of the Company for $50,000. The optionees facilitated the acquisition of the Company and Solar Touch. On April 30, 2003, the optionees exercised their option to acquire 4,750,000 shares. In accordance with SFAS 123 and EITF 96-18, the Company has charged to expense $2,895,000, net of cash received from the exercise of these options and has included this expense in "Merger Costs" for the year ended December 31, 2003.

NOTE 12. DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

     The Company signed two-year director's stock compensation agreements (the "Agreements") with three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang on February 28, 2003. Pursuant to the Agreements, the Company will issue an aggregate of 49,000 shares of common stock each month in consideration for their services rendered through February 2005.

     During the year ended December 31, 2003, 490,000 shares of common stock under the Company's 2003 Stock Compensation Plan were issued to these three directors.

     At December 31, 2003, the Company's future minimum common shares issued to directors under the Agreements are as follows:

Years Ending December 31,                   Common Shares
-------------------------                   -------------

       2004                                     588,000
       2005                                      98,000
                                                --------
                                                686,000
                                                =======

     In addition, on August 8, 2003, the Company approved another director's compensation agreement with Mr. Jun-Tang Zhao to compensate him for acting as a director and head of project development in China for a period of two years starting from February 28, 2003 by issuing 1,000,000 shares under the Company's 2003 Stock Compensation Plan. The director's compensation agreement with Mr. Zhao was terminated on October 27, 2003 and the remaining directors' compensation of $516,668 was charged to expense for the year ended December 31, 2003.

NOTE 13. DIRECTORS' COMPENSATION IN CASH

     In addition to shares issued as directors' compensation, commencing in November 2003, the Company also paid three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan and Mr. Yau-Sing Tang, aggregate monthly compensation of $12,756.

NOTE 14. CONSULTING AGREEMENTS

     On February 28, 2003, the Company entered into one-year consulting agreements with GCA Consulting Limited ("GCA") and Orient Financial Services, Inc. ("Orient"). The services to be rendered include consultation and advisory services relating to administrative and corporate development of the Company and other managerial assistance as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 2,960,931 and 1,800,000 shares of common stock to GCA and Orient, respectively. The fair market value of the Company's common stock as of February 28, 2003 was $0.62 per share.

     On May 3, 2003, the Company entered into a one-year consulting agreement with Patrick Ko. The services to be rendered include consultation and advisory services relating to management and identification of potential strategic partners in the United States. As consideration for the services to be rendered, the Company issued 500,000 shares of common stock and five-year warrants to purchase 250,000 shares of common stock, with an exercise price equal to $0.45 per share. The fair market value of the Company's common stock as of May 3, 2003 was $0.70 per share. The fair value of the warrants was determined to be $167,750 as of the date of grant using the Black-Scholes option valuation model, which assumed a risk free interest rate of 3.07%, an expected life of 5 years, and volatility rate of 171%.

     On May 30, 2003, the Company entered into a one-year consulting agreement with Ni Rong-Song. The services to be rendered include consultation and advisory services relating to the strategic planning of the Company and identification of a potential joint venture partner in China. As consideration for the services to be rendered, the Company issued 1,000,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of common stock, with an exercise price of $0.45 per share. The fair market value of the Company's common stock as of May 30, 2003 was $0.70 per share. The fair value of the warrants was determined to be $671,000 as of the date of grant using the Black-Scholes option valuation model, which assumed a risk free interest rate of 3.07%, an expected life of 5 years, and volatility rate of 171%.

     On June 26, 2003, the Company entered into a one-month consulting agreement with Jason Genet, an outsider consultant who is primarily focused on the identification of potential merger and acquisition activities and strategic partnerships. As consideration for the services rendered, the Company issued 75,000 shares of common stock under the Company's 2003 Stock Compensation Plan. The per share value of the Company's common stock as of June 26, 2003 was $0.70 per share.

     On July 3, 2003 and July 7, 2003, the Company entered into one-year consulting agreements with Chui Chui-Wing and Tam Wai. The services to be rendered include identifying targets for the acquisition by using the Company's equity securities. As consideration for the services to be rendered, the Company issued 600,000 and 2,200,000 shares of common stock under the Company's 2003 Stock Compensation Plan to them, respectively. The fair market value of the Company's common stock as of July 3 and July 7, 2003 was $0.40 per share.

     On August 22, 2003, the Company entered into an agreement with Friedland Capital Inc. ("Friedland") pursuant to which Friedland agreed to provide financial advisory services to the Company for a monthly fee. On August 22, 2003, the Company issued 5,000 shares of restricted common stock to Friedland, in consideration for services performed. Pursuant to Friedland's engagement letter with the Company, Friedland's fees are payable in cash or registered shares of Company's common stock only. On October 6, 2003, the Company cancelled the 5,000 shares of restricted common stock and paid the outstanding fees payable to Friedland in cash. On December 15, 2003, as additional consideration for its services, Friedland was issued three-year warrants to purchase a total of 100,000 shares of common stock, with an exercise price of $1.50 per share under the Company's 2003 Stock Compensation Plan.

     The fair value of the warrants was determined to be $100,100 as of the date of grant using the Black-Scholes option valuation model, which assumed a risk free interest rate of approximately 2.41%, an expected life of 3 years, and volatility rate of 162%.

     On August 22, 2003, the Company entered into another one-year consulting agreement with Jason Genet, who is primarily focused on identification of potential merger and acquisition activities and strategic partnerships. As consideration for these services, the Company issued 65,000 shares of common stock under the Company's 2003 Stock Compensation Plan. The fair market value of the Company's common stock as of August 22, 2003 was $2.07 per share.

     On December 9, 2003, the Company issued 50,000 shares of common stock under the Company's 2003 Stock Compensation Plan to Linda Kennedy, a marketing consultant, as compensation for her marketing research services provided to the Company. The fair market value of the Company's common stock as of December 9, 2003 was $1.17 per share.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the year ended December 31, 2003, the Company charged to expense a total of $4,371,985 associated with these agreements and recorded deferred consulting fees of $1,934,192 at December 31, 2003. All deferred consulting fees will be charged to expense in the year ending December 31, 2004. No warrants granted to consultants were exercised during the year ended December 31, 2003.

NOTE 15. SHARES ISSUED TO MR. YAU-SING TANG

     On August 8, 2003, the Company's board of directors approved the issuance of 1,200,000 shares of common stock under the Company's 2003 Compensation Plan to Mr. Yau-Sing Tang for his services rendered in connection with the acquisition of Solar Touch Limited. In accordance with SFAS 123 and EITF 96-18, the Company charged to expense $744,000 associated with the issuance of these shares and recorded this expense in "Merger Costs" for the year ended December 31, 2003.

NOTE 16.  STOCK COMPENSATION PLAN

     On May 15, 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") under which 10,000,000 shares of the Company's common stock are available for issuance with respect to awards granted to directors, officers, employees and independent contractors or consultants who are deemed to be crucial to the future growth and success of the Company and its subsidiaries and affiliates. As of December 31, 2003, a total of 100,000 warrants and a total of 5,680,000 shares of common stock have been issued pursuant to the Plan.

NOTE 17. CORRECTION OF AN ERROR AND RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     As a result of the change in auditors, the Company requested the new auditors to reaudit the Company's consolidated financial statements as well as the financial statements of Baoding as of December 31, 2002 and 2001, and the years then ended. Those re-audits identified certain accounting errors at Baoding related to revenue recognition and the capitalization of certain costs which should not have been capitalized aggregating $183,111 (without income tax effects). The impact of the restatement on the condensed financial statements of Baoding is disclosed in Note 6. The effects of the restatement on the Company's consolidated balance sheet and consolidated statement of operations as of, and for the year ended December 31, 2002 are as follows:

                                                               2002
                                                   -----------------------------
                                                   As Previously
                                                     Reported        As Restated
                                                   -----------------------------

Equity investment                                    $7,218,860       $7,035,749

Retained earnings                                     1,342,968        1,159,857

Equity in earnings of investment                        645,447          601,412

Net income                                              645,447          601,412

Net income per share:
     Basic and diluted                                     0.01            0.01


NOTE 18. SUBSEQUENT EVENTS

     On March 26, 2004, the Company entered into a one-year consulting agreement with Li Wei, a consultant, for advising the Company on merger and acquisition opportunities in China. As consideration for the services to be rendered, the Company issued 1,000,000 shares of common stock under the 2003 Stock Compensation Plan. The fair market value of the Company's common stock as of March 26, 2004 was $0.70 per share.

(a)(3) Exhibits.

                                  Exhibit Index

   Exhibit
   Number       Description
   ------       -----------

  3(i)(a)       Certificate of Incorporation of CCCI. (1)
  3(i)(b)       Certificate of Amendment of Certificate of Incorporation
               (filed November 17, 1989). (2)
  3(i)(c)       Certificate of Amendment of Certificate of Incorporation
                (filed July 1, 2003).(3)
  3(ii)         Bylaws of CCCI.  (1)
  4.1           Share Exchange Agreement, dated as of November 1, 2002. (4)
  4.2           Amended Share Exchange Agreement, dated as of February 21, 2003.
                (4)
  4.3           2003 Stock Compensation Plan. (5)
  4.4           Form of Compensation Agreement. (5)
  4.5           Certificate of Designations of Preferred Stock (filed
                September 25, 2003) (6)
  16.1          Letter on change in certifying accountant.(7)
  21.1          Subsidiaries of the Registrant.*
  23.1          Consent of Grobstein, Horwath & Company LLP.
  31            Rule 13a-14(a) Certifications of Chief Executive Officer and
                 Chief Financial Officer.
  32            Section 1350 Certifications, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------

*    Previously filed.

(1) Incorporated by reference from CCCI's Registration Statement on Form S-18, effective November 12, 1985.

(2) Incorporated by reference from CCCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

(3) Incorporated by reference from CCCI's Registration Statement on SB-2/A No. 1 filed on December 8, 2003.

(4) Incorporated by reference from CCCI's Form 8-K filed on May 15, 2003, as amended on May 19, 2003.

(5)  Incorporated by reference from CCCI's Form S-8 filed on June 10, 2003.

(6)  Incorporated by reference from CCCI's Form 8-K filed on September 29, 2003.

(7)  Incorporated by reference from CCCI's Form 8-K filed on October 3, 2003.

(b)  Reports On Form 8-K.
     --------------------

     During the fourth quarter of the fiscal year ended December 31, 2003, the Company filed two current Reports on Form 8-K, which reported events occurring on each of October 3, 2003 and October 9, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Grobstein, Horwath & Company LLP ("Grobstein"), the Company's principal accountants, billed the Company $8,000 for the year ended December 31, 2003 for professional services rendered by Grobstein for the review of financial statements included in the Company's Forms 10-QSB and services normally provided by Grobstein in connection with statutory and regulatory filings or engagements for that fiscal year.

     Thomas Leger & Co., L.L.P. ("TLC"), the Company's former accountants, billed the Company $38,773.76 for the year ended December 31, 2003 and December 31, 2002 for professional services rendered by TLC for the audit of Solar Touch's financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by TLC in connection with statutory and regulatory filings or engagements for that fiscal year.

     Weinberg & Co., P.A. ("Weinberg"), the Company's former accountants, billed the Company $10,500 for the year ended October 31, 2002 for professional services rendered by Weinberg for the audit of the Company's annual financial statements for that fiscal year.

Audit-Related Fees

     For the years ended December 31, 2003, Grobstein billed the Company $16,022 for the services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees".

     For the year ended December 31, 2003, TLC billed the Company $45,000 for the services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees".

     For the year ended December 31, 2003, Weinberg billed the Company $4,901 for the services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees".

     For the year ended December 31, 2003, Glasser & Haims, the Company's former accountants, billed the Company $475 for the services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees".

Tax Fees

     For the years ended December 31, 2003 and December 31, 2002, neither Grobstein nor TLC provided professional services for tax compliance, tax advice, and tax planning to the Company.

All Other Fees

     For the years ended December 31, 2003 and December 31, 2002, neither Grobstein nor TLC billed the Company for products and services other than those described above.

     Less than 50% of the hours expended on each of Grobstein's and TLC's engagements to audit the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 were attributed to work performed by persons other than Grobstein's and TLC's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHINA CABLE AND COMMUNICATION, INC.


Date:  April 14, 2004                 By: /s/  Raymond Kwan
                                      -------------------------------------
                                      Raymond Kwan, Chief Executive Officer



     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Raymond Kwan                                      Dated:  April 14, 2004
--------------------------------------------
Raymond Ying-Wai Kwan
Chief Executive Officer and Director

/s/  Yau-Sing Tang                                     Dated:  April 14, 2004
--------------------------------------------
Yau-Sing Tang
President and Chief Financial Officer

/s/  George Raney                                      Dated:  April 14, 2004
--------------------------------------------
George Raney
Director, Senior Vice President of Corporate
Development

/s/  Da-Xiang Zhang                                    Dated:  April 14, 2004
--------------------------------------------
Da-Xiang Zhang
Deputy Chairman of the Board

/s/  Kai-Jun Yang                                      Dated:  April 14, 2004
--------------------------------------------
Kai-Jun Yang
Chairman of the Board

/s/  Hong-Tao Li                                       Dated:  April 14, 2004
--------------------------------------------
Hong-Tao Li
Director, Chief Operating Officer and Vice President
of Project Development

/s/  Yong-Xiang Chen                                   Dated:  April 14, 2004
--------------------------------------------
Yong-Xiang Chen
Director