Form 10QSB
period 2004-03-31
CHINA CABLE & COMMUNICATION INC
filed 2004-05-20
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:                             Commission File Number:
       March 31, 2004                                     2-98997-NY


                       CHINA CABLE AND COMMUNICATION, INC.
                       -----------------------------------
               (Exact name of Company as specified in its charter)



           DELAWARE                                      11-2717273
           --------                                      ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

          No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District,
                 Beijing 100093, the People's Republic of China
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                (86) 10-8259 9426
                                -----------------
                (Company's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of Common Stock outstanding as of March 31, 2004 was 73,459,760.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CHINA CABLE AND COMMUNICATION, INC.

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements................................................ 1

Item 2.   Management's Discussion and Analysis or Plan of Operations..........11

Item 3.   Controls and Procedures.............................................16

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................16

Item 2.   Changes in Securities...............................................17

Item 3.   Default Upon Senior Securities......................................17

Item 4.   Submission of Matters to a Vote of Security Holders.................17

Item 5.   Other Information...................................................17

Item 6.   Exhibits and Reports on Form 8-K....................................17

SIGNATURES....................................................................18


                               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


                                                                     March 31,    December 31,
                                                                       2004          2003
                                                                    -----------   -----------
ASSETS                                                              (Unaudited)    (Audited)
CURRENT ASSETS
Cash and cash equivalents                                           $    53,714   $   173,967
Cash held in trust account                                               33,351       150,703
Deposit                                                               3,000,000     3,000,000
Accounts and other receivables                                           78,834          --
Inventories                                                             117,374          --
Deferred consulting fees                                              1,345,354     1,934,192
Other current assets                                                     23,293        18,892
                                                                    -----------   -----------

  Total current assets                                                4,651,920     5,277,754
                                                                    -----------   -----------

NON-CURRENT ASSETS
Property, plant and equipment, net                                   15,488,379          --
Intangible assets                                                     1,920,888          --
Investment in joint venture                                                --       7,668,477
Amount due from the PRC joint venture partner                         1,465,111          --
Amount due from the holding company of PRC joint venture partner        498,587          --
                                                                    -----------   -----------

  Total non-current assets                                           19,372,965     7,668,477
                                                                    -----------   -----------

  Total assets                                                      $24,024,885   $12,946,231
                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                               $ 3,462,407   $    85,753
Other current liabilities                                               333,792          --
Income tax payable                                                       43,703          --
Amount due to a shareholder                                              12,419        75,923
Amount due to a director                                                  2,500         2,500
                                                                    -----------   -----------

Total current liabilities                                             3,854,821       164,176
                                                                    -----------   -----------

MINORITY INTEREST                                                     8,132,240          --
                                                                    -----------   -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   at minimum redemption amount, 2,758,621 shares issued and
   outstanding at March 31, 2004 and December 31, 2003 (mandatory
   redemption value of $4,000,000)                                    3,405,493     3,372,465
                                                                    -----------   -----------

                                                                                  (Continued)

   The accompanying notes are an integral part of these consolidated financial statements.


                       CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
      CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 (Continued)


                                                                     March 31,     December 31,
                                                                       2004            2003
                                                                   ------------    ------------
                                                                    (Unaudited)      (Audited)

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized           --              --
Common Stock, $.00001 par value; 100,000,000 shares authorized,
   73,459,760 and 72,312,760 shares issued and outstanding at
   March 31, 2004 and December 31, 2003, respectively                       735             723
Additional paid-in capital                                           22,233,187      21,356,799
Foreign exchange reserve                                                 27,723            --
Accumulated deficit                                                 (13,629,314)    (11,947,932)
                                                                   ------------    ------------

Total stockholders' equity                                            8,632,331       9,409,590
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 24,024,885    $ 12,946,231
                                                                   ============    ============











   The accompanying notes are an integral part of these consolidated financial statements.


                 CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (UNAUDITED)

                                                            2004            2003
                                                        ------------    ------------

NET SALES                                               $    933,751    $       --

COST OF SALES                                                (27,971)           --
                                                        ------------    ------------

GROSS PROFIT                                                 905,780            --
                                                        ------------    ------------

EXPENSES
  Consulting fees                                         (1,306,838)       (245,981)
  Directors' compensation                                   (224,926)           --
  Professional fees                                         (135,485)        (11,926)
  Other operating expenses                                  (574,278)           --
  Administrative expenses                                   (170,408)           --
                                                        ------------    ------------

  Total expenses                                          (2,411,935)       (257,907)
                                                        ------------    ------------

LOSS FROM OPERATIONS                                      (1,506,155)       (257,907)

OTHER INCOME (EXPENSES)
  Merger costs                                                  --        (3,014,277)
  Interest income                                                208            --
  Other income, net                                            8,410            --
  Equity in earnings of joint venture                           --            56,523
                                                        ------------    ------------

  Total other income (expenses)                                8,618      (2,957,754)
                                                        ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (1,497,537)     (3,215,661)

PROVISION FOR INCOME TAXES                                   (28,909)           --
                                                        ------------    ------------

LOSS BEFORE MINORITY INTEREST                             (1,526,446)     (3,215,661)

MINORITY INTEREST                                           (121,908)           --
                                                        ------------    ------------

NET LOSS                                                  (1,648,354)     (3,215,661)

DEEMED DIVIDENDS                                             (33,028)           --
                                                        ------------    ------------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS              $ (1,681,382)   $ (3,215,661)
                                                        ============    ============

Net loss per share - basic and diluted                  $      (0.02    $      (0.06)

Weighted average number of shares outstanding - basic
  and diluted                                             72,412,936      53,286,289


The accompanying notes are an integral part of these consolidated financial statements.


                       CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                           (UNAUDITED)

                                                                            2004           2003
                                                                        -----------    -----------

Cash flows from operating activities:
Net loss                                                                $(1,648,354)   $(3,215,661)
Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock and warrants issued for consulting fees                   1,288,838        245,981
   Common stock issued for directors' compensation                          176,400           --
   Merger costs paid by the issuance of common stock                           --        2,945,000
   Depreciation and amortization                                            392,761           --
   Net loss attributable to minority interest                               121,908           --
   Equity in earnings of joint venture                                         --          (56,523)
Changes in operating assets and liabilities:
   Decrease in cash held in trust account                                   117,352           --
   Decrease in accounts and other receivable                                  8,735           --
   Decrease in inventories                                                   60,371           --
   Decrease in deferred merger costs                                           --           20,468
   Increase in other current assets                                          (1,991)          --
   Increase in accounts payable and accrued liabilities                     246,435         60,735
   Decrease in income tax payable                                           (71,677)          --
                                                                        -----------    -----------

Net cash generated from operating activities                                690,778           --
                                                                        -----------    -----------

Cash flows from investing activities:
   Cash acquired from subsidiary                                             45,859           --
   Purchase of property plant and equipment                                (793,386)          --
                                                                        -----------    -----------

Net cash used in investing activities                                      (747,527)          --
                                                                        -----------    -----------

Cash flows from financing activities:
  Decrease in amount due to a shareholder                                   (63,504)          --
  Cash received in connection with reverse merger of Solar Touch
  Limited                                                                      --              100
                                                                        -----------    -----------

Net cash (used in) provided by financing activities                         (63,504)           100
                                                                        -----------    -----------

Net (decrease) increase in cash and cash equivalents                       (120,253)           100

Cash and cash equivalents at beginning of period                            173,967           --
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $    53,714    $       100
                                                                        ===========    ===========

Supplementary disclosures of cash flow information
Income taxes paid                                                       $   100,586    $      --
                                                                        ===========    ===========

Supplemental Schedule of non-cash financing activities:

  Common stock and warrants issued for consulting and directors' fees   $   876,400    $      --
                                                                        ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                             4

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated unaudited financial statements have been prepared by the Company and include all material adjustments which in the opinion of the management are necessary for a fair presentation of financial results for the three months ended March 31, 2004. All adjustments and provisions included in these statements are of a normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pursuant to a Share Exchange Agreement dated as of November 1, 2002, as amended on February 21, 2003, between the Company and Martin Rifkin and William Rifkin on the one hand; and Kingston Global Co., Ltd. ("Kingston") and Sino Concept Enterprises Limited (collectively the "Sellers"); and Solar Touch Limited ("Solar Touch"), on the other hand, on February 28, 2003 (the "Closing Date"), the Company acquired (the "Acquisition") from Kingston all of the issued and outstanding equity interests of Solar Touch. As a result of the Acquisition, the Company continued the operations of Solar Touch.

     Solar Touch was incorporated in the British Virgin Islands on April 26, 1999. Solar Touch owns 49% of the issued and outstanding shares of capital stock on a fully diluted basis of Baoding Pascali Broadcasting Cable Television Integrated Information Networking Co., Ltd. (the "Joint Venture" or "Baoding"). The Joint Venture is a Sino-foreign joint venture established in the People's Republic of China (the "PRC"), between Solar Touch and Baoding Pascali Multimedia Transmission Networking Co., Ltd. ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Co., Ltd., a Chinese state-owned enterprise.

     The accounting policies adopted in these interim consolidated unaudited financial statements are consistent with those set out in the Company's audited consolidated financial statements for the year ended December 31, 2003, except that the accounts of the Joint Venture has been consolidated with the accounts of the Company on the following basis and certain accounting policies as described below have been adopted upon consolidation of the accounts of the Joint Venture effective January 1, 2004.

     Basis of consolidation
     ----------------------

     The interim consolidated financial statements include the financial statements of the Company, Broadway Offshore Limited, a British Virgin Islands company, and the Joint Venture. All significant inter-company balances and transactions, including inter-company profits and unrealized profits and losses, are eliminated on consolidation. During the three months ended March 31, 2004, Solar Touch was dissolved.

     Effective January 1, 2004, the Company assumed control of the board of directors of the Joint Venture by appointing five out of nine of its directors and filling key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company. Accordingly, the Company has accounted for the Joint Venture as a subsidiary and its accounts are consolidated.

     Property, plant and equipment
     -----------------------------

     Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses, and are depreciated at rates sufficient to write off their cost, after taking into account their estimated residual value, over their estimated useful lives on a straight-line basis. The expected useful lives are as follows:

     Leasehold property                          25 years
     Machinery and equipment                     7 to 15 years
     Furniture, fixtures and equipment           7 to 10 years
     Motor vehicles                              7 years

     The useful lives of assets and depreciation method are reviewed periodically.

     The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant asset, and is recognized in the income statement.

     Construction in progress
     ------------------------

     Construction in progress represents plant and properties under construction and is stated at cost. This includes cost of construction, plant and equipment and other direct costs. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

     Intangible assets
     -----------------

     The intangible asset is an exclusive right to operate cable TV network and is amortized on a straight-line basis over a period of twenty years.

     Inventories
     -----------

     Inventories, which consist of consumables and network replacement parts, are stated at cost. Cost is determined on a first in, first out basis, and includes all costs of purchase, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition.

     Revenue recognition
     -------------------

     Installation fee income is recognized upon completion of the related installation work.

     Revenue from the provision of subscription television is recognized at the time when the services are provided.

     Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

3.   PROPERTY, PLANT AND EQUIPMENT

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------
                                               (Unaudited)       (Audited)

     Leasehold improvements                   $      3,614     $       --
     Machinery and equipment                    17,852,309             --
     Furniture, fixtures and equipment             109,180             --
     Motor vehicles                                285,285             --
                                              ------------     ------------

                                                18,250,388             --
     Less: Accumulated depreciation             (5,823,300)            --
                                              ------------     ------------

                                                12,427,088             --
     Construction in progress                    3,061,291             --
                                              ------------     ------------

                                              $ 15,488,379     $       --
                                              ============     ============


     Depreciation expense was $362,589 for the three months ended March 31, 2004.

4.   INTANGIBLE ASSETS

                                                    March 31,     December 31,
                                                       2004          2003
                                                   -----------    -----------
                                                   (Unaudited)     (Audited)

     Exclusive right to operate cable TV network   $ 2,413,687    $      --
     Less: Accumulated amortization                   (492,799)          --
                                                   -----------    -----------

                                                   $ 1,920,888    $      --
                                                   ===========    ===========


     Amortization expense was $30,172 for the three months ended March 31, 2004.

5.   INVESTMENT IN JOINT VENTURE

     On and before December 31, 2003, the Company accounted for its 49% interest in the Joint Venture on the equity method of accounting. However, effective January 1, 2004, the Company assumed control of the board of directors of the Joint Venture by appointing five out of nine of its directors and filling key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company. Accordingly, effective January 1, 2004, the Company has accounted for the Joint Venture as a subsidiary and its accounts are consolidated.

6.   AMOUNTS DUE FROM THE PRC JOINT VENTURE PARTNER AND ITS HOLDING COMPANY

     As of March 31, 2004, our PRC joint venture partner, Baoding Pascali Multimedia Transmission Networking Co., Ltd., and its holding company owed $1,465,111 and $498,587, respectively, to the Company. These amounts are not in trade nature and were unsecured, interest free and due for repayment on December 31, 2005. Those amounts could also be offset by future dividends to be declared by the Company.

7.   AMOUNTS DUE TO A SHAREHOLDER AND A DIRECTOR

     The amounts due to a shareholder and a director are unsecured, non-interest bearing and repayable on demand.

8.   8% REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On September 24, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share (the "Purchase Price"), or an aggregate purchase price of $4,000,000. The Purchase Price for the Preferred Stock was calculated based upon 90% of the moving average closing price of the Company's common stock for the 60 trading days immediately prior to entering into the agreement. The fair market value of the Company's common stock as of September 24, 2003 was $2.85 per share. In connection with this transaction, the Company also issued warrants to the Purchaser to purchase up to 827,586 shares of the Company's restricted common stock for at an exercise price $2.18 per share until September 24, 2008 (the "Warrants"). The sale of the Preferred Stock and the Warrants to the Purchaser was made in a private placement transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company intends to use the proceeds from this transaction for working capital purposes, and for possible future acquisitions, of which there is no assurance.

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

     The Company may redeem the Preferred Stock at any time after September 25, 2004 at the Purchase Price plus accrued but unpaid dividends, if the market price of the common stock for a period of any 20 out of 30 trading days equals or exceeds 200% of the conversion price then in effect. The conversion price as of March 31, 2004 was equal to the Purchase Price of $1.45 per share.

     The Company is required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board) of the Company's Common Stock is equal to or less than $0.70 for a period of 10 consecutive trading days, the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

     Until redeemed, the Preferred Stock can be converted into common stock at the option of the Purchaser, at a conversion price equal to the original Purchase Price, subject to an anti-dilution adjustment upon certain events.

     Pursuant to a Registration Rights Agreement between the Purchaser of the Series shares and the Company, the Company agreed to use its best efforts to keep a registration statement effective until September 25, 2005. Further, the Company will be required to pay liquidated damages of 2% of the total purchase price per month during which a registration default occurs.

     The fair value of the Preferred Stock with conversion feature and the warrants, calculated based on available market data using appropriate valuation models, were determined to be in excess of the net proceeds of $3,642,150 received by the Company from the Purchaser, and the minimum Preferred Stock redemption amount of $4,000,000. Therefore, the Preferred Stock has been recorded at the minimum redemption amount of $4,000,000, less related transactions costs of $660,563 to be adjusted for in subsequent periods for accretion adjustments and accrued and unpaid dividends.

     The Company shall redeem all outstanding shares of the preferred stock on the fifth anniversary of the date on which shares were issued. In addition, upon the written request of any holder from and after the time that the Current Market Price for the common stock for a period of ten consecutive trading days is equal to or less than $0.70, the Company shall redeem all or any of the outstanding shares of the preferred stock held by each such holder. The Company shall effect such redemption by paying in cash in exchange for the shares of the preferred stock to be redeemed a sum equal to $1.67 per share.

     On September 24, 2003, the Company issued 18,391 shares of restricted common stock to Trenchant Operating LLC ("Trenchant"), in consideration for services performed by Trenchant in finding the Purchaser. In addition, the Company issued warrants to Trenchant to purchase 91,954 shares of common stock, with an exercise price equal to $2.18 per share until September 25, 2008. The fair market value of the Company's commons stock as of September 24, 2003 was $2.85. The fair value of the warrants was determined to be $250,299 as of the date of grant using the Black-Scholes pricing option valuation model, which assumed a risk free interest rate of approximately 3.07%, an expected life of 5 years, and a volatility rate of 171%.

     During the three months ended March 31, 2004, no preferred stock was redeemed or converted, and no warrants granted were exercised.

9.   INCOME TAXES

     Solar Touch and Broadway Offshore are both British Virgin Islands investment holding companies that do not carry on any business and do not maintain any offices in the United States of America. Therefore, no provision for United States income taxes or tax benefits for the Company has been made.

     The Joint Venture is a Sino-foreign joint venture established in the PRC. The Joint Venture was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax) for the year ended December 31, 2003 and future years, on the results of its operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for PRC income tax purposes in a different accounting period from that in which they are recognized for financial accounting purposes.

10.  DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

     The Company signed two-year stock compensation agreements (the "Agreements") with three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang on February 28, 2003. Pursuant to the Agreements, the Company will issue an aggregate of 49,000 shares of common stock each month in consideration for their services rendered through February 2005.

     During the three months ended March 31, 2004, 147,000 shares of the Company's common stock under the Company's 2003 Stock Compensation Plan were issued to the directors.

11.  CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

     On March 26, 2004, the Company entered into a one-year consulting agreement with Li Wei, a consultant, for advising the Company on merger and acquisition opportunities in China. As consideration for the services to be rendered, the Company issued 1,000,000 shares of common stock under the Company's 2003 Stock Compensation Plan. The fair market value of the Company's common stock as of March 26, 2004 was $0.70.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the three months ended March 31, 2004, the Company charged to expense a total of $1,264,901 associated with consulting agreements and recorded deferred consulting fees of $1,345,354 at March 31, 2004. No warrants granted to consultants were exercised during the three months ended March 31, 2004.

12.  MINORITY INTEREST

     Minority interest expense of $121,908 during the three months ended March 31, 2004 was attributable to the 51% equity interest in Baoding owned by the joint venture partner.

13.  EARNINGS (LOSS) PER COMMON SHARE

     Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potentially dilutive financial instruments as of March 31, 2004 had the effect of reducing the reported net loss per share, and, therefore, were excluded from the calculation. For presentation and comparative purposes of computing EPS only, the Company has assumed that 49,567,002 common shares were outstanding during throughout the period until February 2003, due to the reverse merger of the Company and Solar Touch Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview
--------

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

     On May 6, 2003, Solar Touch transferred its 49% interest in the Joint Venture to its wholly-owned subsidiary, Broadway Offshore Limited ("Broadway Offshore"), a company incorporated in the British Virgin Islands. On December 29, 2003, Baoding Multimedia transferred a 3% interest in the Joint Venture back to the Baoding Pascali Cable Television Network Workers Stockholding Association. On the same date, the JV Agreement and JV Articles were amended to reflect the correct shareholdings of Broadway Offshore, Baoding Multimedia and Baoding Pascali Cable Television Network Workers Stockholding Association. Also, a total number of board of directors of the Joint Venture increased to nine pursuant to the Amended Joint Venture Agreement dated December 29, 2003 (the "Amended JV Agreement").

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

     The board of directors of the Joint Venture currently has nine members, five of whom were appointed by the Company. Pursuant to the Amended JV Agreement, Broadway Offshore has the right to appoint five of the nine members of the Board of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has filled key management positions at the Joint Venture, including Chief Financial Officer and General Manager, with persons affiliated with the Company. As a foreign investor, the Company, through its predecessor, has been the single largest interest holder of the Joint Venture since formation of the Joint Venture in 1999 and actively participated into the management of the Joint Venture.

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

     On July 1, 2003, the Company changed its name from Nova International Film, Inc. to China Cable and Communication, Inc.

Results of operations
---------------------

Three months ended March 31, 2004 and March 31, 2003
----------------------------------------------------

Net Sales

     The net sales represents the installation and subscription fees of our Baoding joint venture received and to be received for the three months ended March 31, 2004, net of service tax, of $933,751. The Company had no revenue for the three months ended March 31, 2003 because Baoding was accounted for using the equity method in 2003.

Gross Profit

     The gross profit of our Baoding joint venture for the three months ended March 31, 2004 was $905,780 representing a gross profit margin of 97%. There was no corresponding gross profit for the first quarter of 2003 because Baoding was accounted for using the equity method.

Expenses

     Total expenses increased by 835% to $2,411,935 for the three months ended March 31, 2004 from $257,907 for the corresponding period in 2003 because of the significant increases in consulting fees by $1,060,857, directors' compensation by $224,926, professional fees by $123,559, other operating expenses by $574,278 and administrative expenses by $170,408.

Merger costs

     For the three months ended March 31, 2003, the Company incurred merger costs of $3,014,277 as a result of the Company's acquisition of Solar Touch in a reverse merger whereas no such expense was incurred for 2004.

Equity in earnings of investment

     For the three months ended March 31, 2003, Baoding was accounted for as an associate using the equity method. The equity in earnings of investment in 2003 represented the Company's 49% share of undistributed earnings of its investment in Baoding. As discussed above, starting January 1, 2004, the Baoding accounts have been consolidated and thus no equity in earnings of investment has been recorded.

Provision for income taxes

     For the three months ended March 31, 2004, provision for income taxes represented the PRC income taxes incurred by Baoding. Baoding is subject to total taxes at 18% (15% federal income tax plus 3% local income tax). No provision for income taxes was recorded for 2003 because the Company was not subject to any tax whereas Baoding accounts had not been consolidated until January 1, 2004.

Minority interest

     For the three months ended March 31, 2004, minority interest represented the profit of Baoding attributable to the 51% equity interest not owned by the Company. No minority interest was recorded for 2003 as Baoding accounts were not consolidated until January 1, 2004

Net income (loss)

     Net loss decreased to $1,648,354 for the three months ended March 31, 2004 from $3,215,661 for the corresponding period in 2003. This decrease results from the combined effect of the significant merger costs in 2003 as compared to none in 2004, and the significant increase in expenses as discussed above.

Financial condition, liquidity, capital resources
-------------------------------------------------

     For the three months ended March 31, 2004, we generated $236,336 from operating activities. During the same period, we used $388,944 to purchase property plant and equipment.

     As of March 31, 2004, the Company has cash and cash equivalents of $3,087,065. Our current assets were $4,999,362 whereas our current liabilities were $3,854,821, which resulted in a current ratio of 1.30. We had no capital expenditure commitments outstanding as of March 31, 2004.

Plan of Operation
-----------------

     While our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, cable TV industry trends, operating cost fluctuations, and unplanned capital spending, we anticipate, based on the scale of our existing operations, that our projected cash flows from operations would be sufficient to support our planned operations for the next twelve months.

Exchange rate
-------------

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

Recent accounting pronouncements
--------------------------------

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation. Transition and Disclosure" SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

1)   Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  CHANGES IN SECURITIES

     During the three months ended March 31, 2004, compensation to three of our directors, Mr. George Raney, Mr. Yau-Sing Tang and Mr. Raymond Ying-Wai Kwan, were paid by the issuance of 147,000 shares in lieu of cash.

     On March 26, 2004, the Company entered into a one-year consulting agreement with Li Wei, a consultant, for advising the Company on merger and acquisition opportunities in China. As consideration for the services to be rendered, the Company issued 1,000,000 shares of unrestricted common stock under the Company's 2003 Stock Compensation Plan.

     On May 4, 2004, the Company granted to each of Messrs. Tang and Kwan options to purchase 1,000,000 shares of the Company's common stock at a price per share of $0.72 until May 4, 2014 in consideration for services rendered. The closing price of the Company's common stock on May 4, 2004 was $0.72 per share.

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

     (b)  Reports on Form 8-K:

          During the three months ended March 31, 2004, the Company filed the following report on the Form 8-K:

          Form              Filing date              Items reported
          ----              -----------              --------------

          8-K             January 2, 2004                 1,5

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CHINA CABLE AND COMMUNICATION, INC.

Date: May 20, 2004                        /s/ Raymond Ying-Wai Kwan
                                          --------------------------------------
                                          Name:  Raymond Ying-Wai Kwan
                                          Title: Chief Executive Officer



Date: May 20, 2004                        /s/ Yau-Sing Tang
                                          --------------------------------------
                                          Name:  Yau-Sing Tang
                                          Title: Chief Financial Officer