Form 10QSB
period 2004-06-30
CHINA CABLE & COMMUNICATION INC
filed 2004-08-24
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:                                  Commission File Number:
        June 30, 2004                                          2-98997-NY


                       CHINA CABLE AND COMMUNICATION, INC.
                -------------------------------------------------
               (Exact name of Company as specified in its charter)



           DELAWARE                                            11-2717273
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

          No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District,
                 Beijing 100093, the People's Republic of China
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                (86) 10-8259 9426
                 -----------------------------------------------
                (Company's telephone number, including area code)

                                 Not applicable
  -------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of Common Stock outstanding as of June 30, 2004 was 73,606,760.

Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                 -----  -----

                       CHINA CABLE AND COMMUNICATION, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................   F-1

Item 2.    Management's Discussion and Analysis or Plan of Operations.....    13

Item 3.    Controls and Procedures........................................    21

                    PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................    22

Item 2.    Changes in Securities..........................................    22

Item 3.    Default Upon Senior Securities.................................    23

Item 4.    Submission of Matters to a Vote of Security Holders............    23

Item 5.    Other Information..............................................    23

Item 6.    Exhibits and Reports on Form 8-K...............................    23

SIGNATURES ...............................................................    24

EXHIBITS



                                  PART I - FINANCIAL INFORMATION

                                   ITEM 1. FINANCIAL STATEMENTS

                       CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND DECEMBER 31, 2003



                                                                       June 30,    December 31,
                                                                        2004          2003
                                                                     -----------   -----------
ASSETS                                                               (Unaudited)     (Audited)
CURRENT ASSETS
Cash and cash equivalents                                            $   109,051   $   173,967
Cash held in trust account                                                 1,075       150,703
Deposit                                                                3,000,000     3,000,000
Accounts and other receivables                                           194,938          --
Inventories                                                              289,675          --
Deferred consulting fees                                                 533,142     1,934,192
Other current assets                                                       2,410        18,892
                                                                     -----------   -----------

  Total current assets                                                 4,130,291     5,277,754
                                                                     -----------   -----------

NON-CURRENT ASSETS
Property and equipment, net                                           15,295,788          --
Intangible assets                                                      1,890,717          --
Investment in joint venture                                                 --       7,668,477
Amount due from the PRC joint venture partner                          1,979,640          --
Amount due from the holding company of PRC joint venture partner         498,587          --
                                                                     -----------   -----------

  Total non-current assets                                            19,664,732     7,668,477
                                                                     -----------   -----------
  Total assets                                                       $23,795,023   $12,946,231
                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                $ 4,175,579   $    85,753
Amount due to the preferred stockholders                               4,606,897          --
Income tax payable                                                        32,666          --
Amount due to shareholders                                                22,559        75,923
Amount due to a director                                                  55,875         2,500
                                                                     -----------   -----------

Total current liabilities                                              8,893,576       164,176
                                                                     -----------   -----------

MINORITY INTEREST                                                      8,333,101          --
                                                                     -----------   -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   at minimum redemption amount, 2,758,621 shares issued
   and outstanding at June 30, 2004 and December 31, 2003
   (mandatory redemption value of $4,000,000)                               --       3,372,465
                                                                     -----------   -----------

                                                                               (To be continued)


     The accompanying notes are an integral part of these consolidated financial statements.

                                              F-1




                    CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 (Continued)



                                                              June 30,       December 31,
                                                                2004            2003
                                                            ------------    ------------
                                                            (Unaudited)      (Audited)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 20,000,000 shares
  authorized                                                        --              --
Common Stock, $.00001 par value; 100,000,000 shares
  authorized, 73,606,760 and 72,312,760 shares issued and
  outstanding at June 30, 2004 and December 31, 2003,
  respectively                                                       736             723
Additional paid-in capital                                    22,306,686      21,356,799
Foreign exchange reserve                                          27,723            --
Accumulated deficit                                          (15,766,799)    (11,947,932)
                                                            ------------    ------------

Total stockholders' equity                                     6,568,346       9,409,590
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $ 23,795,023    $ 12,946,231
                                                            ============    ============


 The accompanying notes are an integral part of these consolidated financial statements.

                                              F-2



                                         CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                              (unaudited)

                                                        Three months ended June 30,              Six months ended June 30,
                                                         2004                 2003                2004                 2003
                                                     ------------       -------------       -------------        -------------

REVENUE                                              $  1,109,160        $       --          $  2,042,911        $       --
                                                     ============        ============        ============        ============

COSTS AND EXPENSES
  Consulting fees                                        (830,212)           (945,484)         (2,137,050)         (1,191,465)
  Directors' compensation                                (111,769)           (214,700)           (336,695)           (240,533)
  Professional fees                                      (130,239)            (47,048)           (265,724)            (58,974)
   Operating expenses (exclusive                         (310,180)               --              (559,479)               --
     Of depreciation shown separately below
 Administrative expenses                                 (116,084)               --              (246,682)               --
  Depreciation                                           (362,612)               --              (725,201)               --
  Amortization                                            (30,172)               --               (60,343)               --
                                                     ------------        ------------        ------------        ------------

  Total expenses                                       (1,891,268)         (1,207,232)         (4,331,174)         (1,490,972)
                                                     ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                     (782,108)         (1,207,232)         (2,288,263)         (1,490,972)
                                                     ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES)
  Merger costs                                               --               (12,139)               --            (3,770,416)
  Interest income                                             124                 325                 332                 325
  Other income, net                                        69,103                (121)             77,513                (121)
  Equity in earnings of joint venture                        --               184,038                --               240,561
                                                     ------------        ------------        ------------        ------------

  Total other income (expenses)                            69,227             172,103              77,845          (3,529,651)
                                                     ------------        ------------        ------------        ------------

LOSS ON EXTINGUISHMENT OF DEBT                         (1,174,183)               --            (1,174,183)               --
                                                     ------------        ------------        ------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (1,887,064)         (1,035,129)         (3,384,601)         (5,020,623)

PROVISION FOR INCOME TAXES                                (22,339)               --               (51,248)               --
                                                     ------------        ------------        ------------        ------------

LOSS BEFORE MINORITY INTEREST                          (1,909,403)         (1,035,129)         (3,435,849)         (5,020,623)

MINORITY INTEREST                                        (200,861)               --              (322,769)               --
                                                     ------------        ------------        ------------        ------------

NET LOSS                                               (2,110,264)         (1,035,129)         (3,758,618)         (5,020,623)

DEEMED DIVIDENDS                                          (27,221)                                (60,249)               --
                                                     ------------        ------------        ------------        ------------




NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS           $ (2,137,485)       $ (1,035,129)         (3,818,867)         (5,020,623)
                                                     ============        ============        ============        ============


Net loss per share - basic and diluted               $      (0.03)       $      (0.02)              (0.05)              (0.09)

Weighted average number of shares
  outstanding - basic and diluted                      73,467,837          64,225,570          72,940,386          58,786,149




          The accompanying notes are an integral part of these consolidated financial statements.

                                                   F-3a



                          CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                               (unaudited)


                                                                               2004           2003
                                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                                    $(3,785,618)   $(3,215,661)
Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on extinguishment of debt                                             1,174,183           --
   Common stock and warrants issued for consulting fees                       2,101,050        245,981
   Common stock issued for directors' compensation                              249,900           --
   Merger costs paid by the issuance of common stock                               --        2,945,000
   Depreciation and amortization                                                785,544           --
   Share of income of joint venture by minority interest                        322,769           --
   Equity in earnings of joint venture                                             --          (56,523)
Changes in operating assets and liabilities:
   Decrease in cash held in trust account                                       149,628           --
   Increase in accounts and other receivable                                   (107,369)          --
   Increase in inventories                                                     (111,929)          --
   Decrease in deferred merger costs                                               --           20,468
   Decrease in other current assets                                              18,891           --
   Increase in accounts payable and accrued liabilities                         625,815         60,735
   Decrease in income tax payable                                               (82,714)          --
                                                                            -----------    -----------

Net cash generated from operating activities                                  1,367,150           --
                                                                            -----------    -----------

Cash flows from investing activities:
   Increase in cash in connection with the consolidation
     of the joint venture                                                        45,859           --
   Increase in amount due from the PRC joint venture partner                   (514,529)          --
   Purchase of property plant and equipment                                    (963,407)          --
                                                                            -----------    -----------

Net cash used in investing activities                                        (1,432,077)          --
                                                                            -----------    -----------

Cash flows from financing activities:

  Decrease in amounts due to shareholders                                       (53,364)          --
  Increase in amount due to a director                                           53,375           --
  Cash received in connection with reverse merger of Solar Touch
    Limited                                                                        --              100
                                                                            -----------    -----------

Net cash provided by financing activities                                            11            100
                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                            (64,916)           100

Cash and cash equivalents at beginning of period                                173,967           --
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   109,051    $       100
                                                                            ===========    ===========

Supplementary disclosures of cash flow information and non-cash financing activities:

   Income taxes paid                                                        $   133,962    $      --
                                                                            ===========    ===========

                                                                                     (To be continued)



   Common stock and warrants issued for consulting and directors'
   fees                                                                     $   949,900    $      --
                                                                            ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                   F-4a

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003



1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS


     The interim consolidated unaudited financial statements have been prepared by the Company and include all material adjustments which, in the opinion of the management, are necessary for a fair presentation of financial results for the three and six months ended June 30, 2004. All adjustments and provisions included in these statements are of a normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

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

     The accounting policies adopted in these interim consolidated unaudited financial statements are consistent with those set out in the Company's audited consolidated financial statements for the year ended December 31, 2003, except that Baoding has been consolidated on the following basis and that certain accounting policies as follows have been adopted upon consolidation of the accounts of Baoding with the Company's effective January 1, 2004.

     Basis of consolidation
     ----------------------

     The interim consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Solar Touch and Broadway and its effective 49% interest in Baoding, collectively its "subsidiaries". All significant inter-company balances and transactions, including inter-company profits and unrealized profits and losses, are eliminated on consolidation.

     Prior to December 31, 2003, Baoding's Joint Venture partners consisted of the Company and Baoding Pascali Multimedia Transmission Networking Company Limited ("BPMTNC") with ownership interests of 49% and 51%, respectively. In addition, BPMTNC had the majority of the Joint Venture's board seats of the Board of Directors. In December 2003, the Joint Venture agreement was amended whereby BPMTNC granted 3% of its 51% interest in the Joint Venture to Baoding Cable Television Employees' Shareholding Association ("BCTESA"), as well as one seat on the Board of Directors.

     Effective January 1, 2004, the Joint Venture agreement between the Company and Baoding was further amended whereby the Company assumed effective control of the board of directors of Baoding by appointing five out of nine of its directors. The other four directors consist of three directors for BPMTNC and one director for BCTESA. In addition, the Company filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company.

     The Board of Directors of the Joint Venture serve a term of four years with no term limits. Changes in the Board of Director members can only be made after a unanimous vote of the Board. The Board of Directors is the highest authority of the Joint Venture and executes policy, operational matters and passes resolutions of the Joint Venture.

     Under EITF 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Right," the Company has determined that control of the Board of Directors of the Joint Venture enables the Company to significantly influence the operations of the Joint Venture. Accordingly, the Company has accounted for Baoding as a subsidiary and its accounts are consolidated.


     Inventories
     -----------

     Inventories, being consumables and network replacement parts, are stated at cost. Cost is determined on a first-in, first-out basis, and includes all costs of purchase, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition.

     Property and equipment
     ----------------------

     Property, and equipment are stated at cost, less accumulated depreciation and impairment losses, and are depreciated at rates sufficient to write off their cost, after taking into account their estimated residual value, over their estimated useful lives on a straight-line basis. The expected useful lives are as follows:-

     Leasehold improvements                           25 years
     Machinery and equipment                     7 to 15 years
     Furniture, fixtures and equipment           7 to 10 years
     Motor vehicles                              7 years

     The useful lives of assets and depreciation and amortization methods are reviewed periodically.

     The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant asset, and is recognized in the income statement.

     Construction in progress
     ------------------------

     Construction in progress includes direct costs of construction making the other equipment and new networks. Interest incurred during the period of construction has not been capitalized as such amounts are not material. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

     Intangible assets
     -----------------

     The intangible asset is an exclusive right to operate a cable TV network and is amortized on a straight-line basis over a period of twenty years.

     Impairment
     ----------

     The Company accounts for property and equipment, construction-in-progress and amortizable intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of which requires an impairment loss to be recognized on long-lived assets when the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use of the assets and its eventual disposition is less than the carrying amount of the asset. Otherwise, an impairment loss is not recognized. Measurement of the impairment loss for long-lived assets is based on the fair value of the asset.

     Revenue recognition
     -------------------

     Installation fee income is recognized upon completion of the related installation work.

     Revenue from the provision of subscription television services is recognized at the time when the services are provided. Customers are billed on a monthly basis through an automated billing system.

3.   PROPERTY AND EQUIPMENT
                                                  June 30,         December 31,
                                                    2004              2003
                                                 (Unaudited)        (Audited)

     Leasehold improvements                     $     84,157      $         --
     Machinery and equipment                      16,336,232                --
     Furniture, fixtures and equipment               124,548                --
     Motor vehicles                                  285,286                --
                                                ------------      --------------

                                                  16,830,223                --
     Less: Accumulated depreciation
       and amortization                           (4,641,221)               --
                                                ------------      --------------

                                                  12,189,002                --
     Construction in progress                      3,106,786                --
                                                ------------      --------------

                                                $ 15,295,788      $         --
                                                ============      ==============

     Depreciation expense was $362,612 and $725,201 for the three and six months ended June 30, 2004, respectively.

     Depreciation for the next five years and remainder of life of the property and equipment is as follows.

     In the next year                                            $   1,450,402
     In the second year                                              1,450,402
     In the third year                                               1,450,402
     In the fourth year                                              1,450,402
     In the fifth year                                               1,449,201
     Remainder of life                                               8,044,979
                                                                 -------------

                                                                 $  15,295,788
                                                                 =============

4.   INTANGIBLE ASSETS
                                                  June 30,         December 31,
                                                    2004                2003
                                                 (Unaudited)         (Audited)

     Exclusive right to operate cable
       TV network                               $  2,413,687      $         --
     Less: Accumulated amortization                 (522,970)               --
                                                ------------      --------------
                                                $  1,890,717      $         --
                                                ============      ==============

     Amortization expense was $30,172 and $60,343 for the three and six months ended June 30, 2004, respectively annual amortization for each of the next five years is expected to be $120,686.

5.   INVESTMENT IN JOINT VENTURE

     On and before December 31, 2003, the Company accounted for its 49% ownership interest in Baoding using the equity method of accounting. However, effective on January 1, 2004, the Company assumed control of the board of directors of Baoding by appointing five out of nine of its directors and filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company. Accordingly, effective on January 1, 2004, the Company has accounted for Baoding as a subsidiary and its accounts are consolidated.

6.   AMOUNTS DUE FROM THE PRC JOINT VENTURE PARTNER AND ITS HOLDING COMPANY

     As of June 30, 2004, the PRC joint venture partner of Baoding, Baoding Pascali Multimedia Transmission Networking Co., Ltd., and its holding company owed $1,979,640 and $498,587, respectively to Baoding. These amounts were not trade in nature, and were unsecured, interest free and are due for repayment on December 31, 2005.

7.   AMOUNTS DUE TO STOCKHOLDERS AND A DIRECTOR

     The amounts due to stockholders and a director are unsecured, non-interest bearing and repayable on demand.

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


     The Company is required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock is equal to or less than $0.70 for a period of 10 consecutive trading days), the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.


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

     On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. The Purchaser is seeking the redemption price of $4,606,897; accrued unpaid dividends equal to $220,226; interest of $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief. The Company has retained counsel to represent it in this matter and the Company has not yet filed its answer to the complaint.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.


     The Company does not believe that the existence of the lawsuit will hamper its ability to conduct its business because Mr. Hong-Tao Li, a director, officer and a beneficial owner of the Company, has personally agreed to pay any obligation that may or may not arise out of the Company's litigation with Gryphon. Mr. Li will receive shares of common stock in the Company if he is required to make payment to the Company under this agreement. The price per share of the stock to be issued to Mr. Li will be a reasonable price mutually acceptable to both parties. If Mr. Li receives a large number of shares pursuant to his agreement with the Company, existing shareholders' interests in the Company will be proportionally diluted.



9.   INCOME TAXES

     Solar Touch and Broadway Offshore are both British Virgin Islands investment holding companies that do not carry on any business and do not maintain any offices in the United States of America. Therefore, no provision for United States income taxes or tax benefits for the Company has been made.

     Baoding is a Sino-foreign joint venture established in the PRC. Baoding was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax) for the year ended December 31, 2003 and 13% (10% federal income tax plus 3% local income tax) for future years, on the results of its operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for PRC income tax purposes in a different accounting period from that in which they are recognized for financial accounting purposes. Baoding's operation in PRC for the six months ended June 30, 2004 results in a profitable operation, while loss was incurred on the Company level.

10.  DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

     The Company signed two-year directors' stock compensation agreements (the "Agreements") with three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang on February 28, 2003. Pursuant to the Agreements, the Company will issue an aggregate of 49,000 shares of common stock each month in consideration for their services rendered through February 2005.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company accounted for the directors' compensation in shares and warrants based on the fair market value of the Company's common stock at the date of the individual issue of the stock to the directors. During the three and six months ended June 30, 2004, 147,000 and 294,000 shares of the Company's common stock under the Company's 2003 Stock Compensation Plan were issued to the directors, respectively.

11.  CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the three and six months ended June 30, 2004, the Company charged to expense a total of $1,264,901 and $2,101,050, respectively associated with consulting agreements and recorded deferred consulting fees of $533,142 at June 30, 2004. No warrants granted to consultants were exercised during the three and six months ended June 30, 2004.

12.  MINORITY INTEREST

     For the three and six months ended June 30, 2004, the Company charged to expense $200,861 and $322,769, respectively representing the other partners' share in the income of the joint venture. The Company recorded a minority interest of $8,333,101 as of June 30, 2004, representing the other partners' share in the net assets of the joint venture.

13.  EARNINGS (LOSS) PER COMMON SHARE

     Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potentially dilutive financial instruments as of June 30, 2004 had the effect of reducing the reported net loss per share, and, therefore, were excluded from the calculation. For presentation and comparative purposes of computing EPS only, the Company has assumed that 49,567,002 common shares were outstanding during throughout the period until February 2003, due to the reverse merger of the Company and Solar Touch Limited.

14.  LITIGATION

     On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. The Purchaser is seeking the redemption price of $4,606,987; accrued unpaid dividends equal to $220,226; interest of $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief. The Company has retained counsel to represent it in this matter and the Company has not yet filed its answer to the complaint.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

     The Company does not believe that the existence of the lawsuit will hamper its ability to conduct its business because Mr. Hong-Tao Li, a director, officer and a beneficial owner of the Company, has personally agreed to pay any obligation that may or may not arise out of the Company's litigation with Gryphon. Mr. Li will receive shares of common stock in the Company if he is required to make payment to the Company under this agreement. The price per share of the stock to be issued to Mr. Li will be a reasonable price mutually acceptable to both parties. If Mr. Li receives a large number of shares pursuant to his agreement with the Company, existing shareholders' interests in the Company will be proportionally diluted.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our consolidated financial statements and require the most difficult, subjective and complex judgments, are outlined in the notes to our Consolidated Financial Statements.

     In addition, certain statements made in this report may constitute "forward-looking statements". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview
--------

     The Company was incorporated in the State of Delaware on November 27, 1984. Prior to May 1993, the Company was principally engaged in the business of developing, financing and producing motion pictures for distribution. >From May 1993 to February 28, 2003, however, the Company had no business operations and sought other business opportunities.

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

     The board of directors of the Joint Venture currently has nine members, five of whom were appointed by the Company. Pursuant to the Amended JV Agreement, Broadway Offshore has the right to appoint five of the nine members of the Board of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has filled key management positions at the Joint Venture, including Chief Financial Officer and General Manager, with persons affiliated with the Company. As a foreign investor, the Company, through its predecessor, has been the single largest interest holder of the Joint Venture since formation of the Joint Venture in 1999 and HAS actively participated in the management of the Joint Venture.

     In view of China's accession to the World Trade Organization, it is expected that further opening of the cable television market in China will take place in the near future. Being the first foreign investor to be allowed to own an interest in a Chinese cable operator and with the experience gained through the years, the Company believes it is at an advantageous position to increase its ownership interest in the Joint Venture beyond the current 49% level, should it be allowed to do so in the future.

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

     On July 1, 2003, the Company changed its name from Nova International Film, Inc. to China Cable and Communication, Inc.


Results of operations
---------------------

Three months ended June 30, 2004 and June 30, 2003
--------------------------------------------------

Revenue

     Our revenue of $1,109,160 for the three months ended June 30, 2004 represent the installation and subscription fees of our Baoding joint venture received and to be received, net of service tax. The Company reported no revenue for the three months ended June 30, 2003 because Baoding was accounted for using the equity method of the accounting in 2003.

Costs and Expenses

     Total expenses increased by 56.67% to $1,891,268 for the three months ended June 30, 2004 from $1,207,232 for the corresponding period in 2003 and represent expenses incurred by the Company and our Baoding joint venture. The increase was primarily due to net effect of the decrease in consulting fees of $115,272 and directors' compensation of $102,931 and the increase in professional fees of $83,191, other operating expenses of $310,180, administrative expenses of $116,084 and depreciation and amortization of $352,612 and $30,172, respectively. Total expenses for the three months ended June 30, 2003 represent expenses incurred by the Company only.

Merger costs

     For the three months ended June 30, 2004, the Company reported no merger costs whereas for the corresponding period in 2003, the Company incurred merger costs of $12,139 as a result of a reverse merger, taken place in 2003.

Other income, net

     Other income, net for the three months ended June 30, 2004 was $69,103, as compared to the negative balance of $121 for the same corresponding period in 2003. The significant change was primarily caused by the recovery of the amount due from a related company of $69,507 which was written off in the prior period.

Equity in earnings of investment

     For the three months ended June 30, 2003, Baoding was accounted for by us as an investment in a joint venture using the equity method of accounting. The equity in earnings of investment in 2003 represented the Company's 49% share of undistributed earnings of its investment in Baoding. As discussed above, starting as of January 1, 2004, the Baoding accounts have been consolidated with ours and, therefore, no equity in earnings of investment has been recorded.

Loss on extinguishment of debt

     For the three months ended June 30, 2004, the Company recorded a loss on extinguishment of debt of $1,174,183. This represented the premium recognized on the Preferred Stock requested by its holders to be redeemed by the Company.

Provision for income taxes

    As Baoding recorded income whereas the Company on its own level incurred loss, provision for income taxes the three months ended June 30, 2004 represented the PRC income taxes incurred by Baoding only. Baoding is subject to total taxes at 13% (10% federal income tax plus 3% local income tax). No provision for income taxes was recorded for 2003 because the Company was not subject to any tax and the Baoding accounts had not yet been consolidated with ours.

Minority interest

     For the three months ended June 30, 2004, minority interest represented the profit of Baoding attributable to the 51% equity interest not owned by the Company. No minority interest was recorded for 2003 as the Baoding accounts had not yet been consolidated with ours.

Net loss available for common stockholders

     Net loss increased to $2,137,485 for the three months ended June 30, 2004 from $1,035,129 for the corresponding period in 2003, representing an increase of $1,102,356 or 106%. This increase is due to the combined effect of the increase in profit attributable to our Baoding joint venture, of $8,947, the decrease in consulting fees of $115,272 and directors' compensation of $102,931, the increase in other income, net of $69,224 and the increase in professinal fees of $83,191, operating expenses of $310,180, administrative expenses of $116,084, depreciation of $362,612 and amortization of $30,172, and the loss on extinguishment of debt of $1,174,183, and deemed dividends on preferred stock of $27,221.

     The profit attributable to the Baoding joing venture for the three months ended June 30, 2004 was $192,985 (net profit of the Baoding joint venture less minority interest), as compared to the equity in earnings of joint venture of $184,038 for the correspondending period in 2003.

Six months ended June 30, 2004 and June 30, 2003
------------------------------------------------

Revenue

     Our revenue of $2,042,911 for the six months ended June 30, 2004 represent the installation and subscription fees of our Baoding joint venture received and to be received, net of service tax. The Company had no revenue for the three months ended June 30, 2003 because Baoding was accounted for using the equity method in the last year.

Costs and Expenses

     Total expenses increased by 290.5% to $4,331,174 for the six months ended June 30, 2004 from $1,490,972 for the corresponding period in 2003 and represent expenses incurred by the Company and our Baoding joint venture. The increase was primarily due to the increase of consulting fees of $945,585, directors' compensation of $96,162, professional fees of $206,750, as well as the increase in other operating expenses of $559,479, administrative expenses of $246,682 and depreciation and amortization of $725,201 and $60,343, respectively. Total expenses for the six months ended June 30, 2003 represent expenses incurred by the Company only.

Merger costs

     For the six months ended June 30, 2004, the Company reported no merger costs whereas for the corresponding period in 2003, the Company incurred merger costs of $3,770,416 as a result of the reverse merger taken place in 2003.

Other income, net

     Other income, net for the six months ended June 30, 2004 was $77,513, as compared to the negative balance of $121 for the same corresponding period in 2003. The significant change was primarily caused by the recovery of the amount due from a related company of $69,507 which was written off in the prior period.

Equity in earnings of investment

     For the six months ended June 30, 2003, Baoding was accounted for by us as an investment in a joint venture using the equity method of accounting. The equity in earnings of investment in 2003 represented the Company's 49% share of undistributed earnings of its investment in Baoding. As discussed above, starting as of January 1, 2004, the Baoding accounts have been consolidated with ours and, therefore, no equity in earnings of investment has been recorded.

Loss on extinguishment of debt.

     For the six months ended June 30, 2004, the Company recorded a loss on extinguishment of debt of $1,174,183. This represented the premium recognized on the Preferred Stock requested by its holders to be redeemed by the Company.

Provision for income taxes

     As Baoding recorded income whereas the Company on its own level incurred a loss, provision for income taxes for the six months ended June 30, 2004, represented the PRC income taxes incurred by Baoding only . Baoding is subject to total taxes at 13% (10% federal income tax plus 3% local income tax). No provision for income taxes was recorded for 2003 because the Company was not subject to any tax and the Baoding accounts had not yet been consolidated with ours.

Minority interest

     For the six months ended June 30, 2004, minority interest represented the profit of Baoding attributable to the 51% equity interest not owned by the Company. No minority interest was recorded for 2003 as the Baoding accounts had not yet been consolidated with ours.

Deemded dividends

     For the six months ended June 30, 2004, the Company recorded deemed dividends of $60,289 on its redeemable convertible preferred stock. Because the preferred stock was issued by the Company on September 24, 2003, there were no deemed dividends for the corresponding period in 2003.

Net loss available for common stockholders

     Net loss decreased to $3,818,867 for the six months ended June 30, 2004 from $5,020,623 for the corresponding period in 2003, representing a decrease of $1,201,756 or 23.9%. This decrease is primarily due to the combined effect of the increase in profit attributable to our Baoding joint venture of $69,552, other income, net of $77,634, the decrease in merger costs of $3,770,416 and increase in consulting fees of $945,585, directors' compensation of $96,162, professional fees of $206,750, operating expenses of $559,479, administrative expenses of $246,682, depreciation of $725,201 and amortization of $60,343, and the loss on extinguishment of debt of $1,174,183, and deemed dividends on preferred stock of $60,249.

     The profit attributable to the Baoding joing venture for the six months ended June 30, 2004 was $310,113 (net profit of the Baoding joint venture less minority interest), as compared to the equity in earnings of joint venture of $240,561 for the correspondending period in 2003, that represents an increase of $69,552, or 28.9%. The improvement in the results of our Baoding joint venture has been caused by the launch of digital premium services to subscribers in October 2003. Subscribers for these new services have paid extra subscription fees, that has resulted in the increase in revenue of our Baoding joint venture in 2004.

Financial condition, liquidity, capital resources
-------------------------------------------------

     For the six months ended June 30, 2004, we generated $1,367,150 from operating activities and we used $1,432,077 to purchase property, plant and equipment.

     As of June 30, 2004, the Company has cash and cash equivalents of $109,051. Our current assets were $4,489,031 and our current liabilities were $8,893,576, which resulted in a current ratio of 0.50. We had no capital expenditure commitments outstanding as of June 30, 2004.

     As described in the "Legal Proceedings" section in this Form 10-QSB, the Company is currently involved in litigation with Gryphon Master Fund, L.P. ("Gryphon") regarding Gryphon's investment in the Company's 8% Redeemable Convertible Preferred Stock (the "Preferred Stock"). Gryphon has filed a complaint alleging that the mandatory redemption feature of the Preferred Stock has been triggered and that the Company is required to redeem the Preferred Stock at the redemption price of $4,606,987 plus accrued unpaid dividends, interest and costs. The Company has retained counsel to represent it in this matter.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

     The Company does not believe that the existence of the lawsuit will hamper its ability to conduct its business because Mr. Hong-Tao Li, a director, officer and a beneficial owner of the Company, has personally agreed to pay any obligation that may or may not arise out of the Company's litigation with Gryphon. Mr. Li will receive shares of common stock in the Company if he is required to make payment to the Company under this agreement. The price per share of the stock to be issued to Mr. Li will be a reasonable price mutually acceptable to both parties. If Mr. Li receives a large number of shares pursuant to his agreement with the Company, existing shareholders' interests in the Company will be proportionally diluted.


Plan of Operation
-----------------

     While our projection of future cash requirements is affected by numerous factors, including but not limited to changes in customer receipts, cable TV industry trends, operating cost fluctuations, and unplanned capital spending, we anticipate, based on the scale of our existing operations, that our projected cash flows from operations will be sufficient to support our planned operations for the next twelve months.

Exchange rate
-------------

     Fluctuations of currency exchange rates between Renminbi and the United States dollar could adversely affect our business since our sole investment conducts its business primarily in China, and its revenue from operations is settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of the Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollar.

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


     The Company is required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock is equal to or less than $0.70 for a period of 10 consecutive trading days), the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

     On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock.. The Purchaser is seeking the redemption price of $4,606,897; accrued unpaid dividends equal to $220,226; interest of $889 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief. The Company has retained counsel to represent it in this matter and the Company has not yet filed its answer to the complaint.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

     The Company does not believe that the existence of the lawsuit will hamper its ability to conduct its business because Mr. Hong-Tao Li, a director, officer and a beneficial owner of the Company, has personally agreed to pay any obligation that may or may not arise out of the Company's litigation with Gryphon. Mr. Li will receive shares of common stock in the Company if he is required to make payment to the Company under this agreement. The price per share of the stock to be issued to Mr. Li will be a reasonable price mutually acceptable to both parties. If Mr. Li receives a large number of shares pursuant to his agreement with the Company, existing shareholders' interests in the Company will be proportionally diluted.



ITEM 2.   CHANGES IN SECURITIES

     During the three months ended June 30, 2004, compensation to three of our directors, Mr. George Raney, Mr. Yau-Sing Tang and Mr. Raymond Ying-Wai Kwan, were paid by the issuance of 147,000 shares in lieu of cash.


     All issuances described above were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit
         number        Description

         3(i)(a)       Certificate of Incorporation of CCCI.(1)

         3(i)(b) Certificate of Amendment of Certificate of Incorporation (filed November 17, 1989). (2)

         3(i)(c) Certificate of Amendment of Certificate of Incorporation (filed July 1, 2003). (3) 3(ii) Bylaws of CCCI. (1)

         10.5          Letter Agreement with Hong-Tao-Li dated August 20, 2004.

         31.1          Certification of the Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

         31.2          Certification of the Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         ------------------

         (1) Incorporated by reference from CCCI's Registration Statement on Form S-18, effective November 12, 1985.

         (2) Incorporated by reference from CCCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

         (3) Incorporated by reference from CCCI's Current Report on Form 8-K filed on September 29, 2003.



     (b) Reports on Form 8-K:

     During the three months ended June 30, 2004, the Company filed the following report on the Form 8-K:


         Form              Filing date              Items reported
         ----              -----------              --------------

         8-K              June 15, 2004                7 and 9

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHINA CABLE AND COMMUNICATION, INC.

Date: August 19, 2004                       /s/    Raymond Ying-Wai Kwan
                                            -----------------------------------
                                            Name:  Raymond Ying-Wai Kwan
                                            Title: Chief Executive Officer



Date: August 19, 2004                       /s/    Yau-Sing Tang
                                            -----------------------------------
                                            Name:  Yau-Sing Tang
                                            Title: Chief Financial Officer