Form 10QSB
period 2004-09-30
CHINA CABLE & COMMUNICATION INC
filed 2004-11-22
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:                                  Commission File Number:
     September 30, 2004                                        2-98997-NY


                       CHINA CABLE AND COMMUNICATION, INC.
                -------------------------------------------------
               (Exact name of Company as specified in its charter)



           DELAWARE                                            11-2717273
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

          No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District,
                 Beijing 100093, the People's Republic of China
                     --------------------------------------        --------
                    (Address of Principal Executive Offices)      (Zip Code)


                                (86) 10-8259 9426
                 -----------------------------------------------
                (Company's telephone number, including area code)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

The number of shares of Common Stock outstanding as of September 30, 2004 was 73,753,760.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               -----  -----

                       CHINA CABLE AND COMMUNICATION, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                            Page
                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................F-1

Item 2.   Management's Discussion and Analysis or Plan of Operations..........15

Item 3.   Controls and Procedures.............................................23

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................23

Item 2.   Changes in Securities...............................................24

Item 3.   Default Upon Senior Securities......................................24

Item 4.   Submission of Matters to a Vote of Security Holders.................24

Item 5.   Other Information...................................................24

Item 6.   Exhibits............................................................24

SIGNATURES....................................................................25



Exhibit 31.1      Certification

Exhibit 31.2      Certification

Exhibit 32.1      Certification

Exhibit 32.2      Certification



                                 PART I - FINANCIAL INFORMATION

                                  ITEM 1. FINANCIAL STATEMENTS

                       CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                                                    September 30,  December 31,
                                                                        2004          2003
                                                                     -----------   -----------
ASSETS                                                               (Unaudited)     (Audited)
CURRENT ASSETS
Cash and cash equivalents                                            $   109,188   $   173,967
Cash held in trust account                                                  --         150,703
Deposit                                                                3,000,000     3,000,000
Accounts and other receivables                                           574,393          --
Inventories                                                              211,441          --
Deferred consulting fees                                                 337,534     1,934,192
Other current assets                                                     113,587        18,892
                                                                     -----------   -----------

  Total current assets                                                 4,346,145     5,277,754
                                                                     -----------   -----------

NON-CURRENT ASSETS
Property, plant and equipment, net                                    15,821,732          --
Intangible asset                                                       1,860,546          --
Investment in joint venture                                                 --       7,668,477
Amount due from the PRC joint venture partner                          1,948,788          --
Amount due from the holding company of PRC joint venture partner         498,587          --
                                                                     -----------   -----------

  Total non-current assets                                            20,129,653     7,668,477
                                                                     -----------   -----------

  Total assets                                                       $24,475,798   $12,946,231
                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                $ 4,582,260   $    85,753
Amount due to the preferred stockholders                               4,702,801          --
Income tax payable                                                        34,597          --
Amounts due to shareholders                                              263,882        75,923
Amount due to a director                                                   2,634         2,500
                                                                     -----------   -----------

Total current liabilities                                              9,586,174       164,176
                                                                     -----------   -----------

MINORITY INTEREST                                                      8,527,535          --
                                                                     -----------   -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   at minimum redemption amount, nil and 2,758,621 shares issued and outstanding at September 30, 2004 and December 31, 2003
   (mandatory redemption value of $4,000,000)                               --       3,372,465
                                                                     -----------   -----------
                                                                                (To be continued)


                         The accompanying notes are an integral part of
                            these consolidated financial statements.
                                               F-1




                 CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
      CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBR 30, 2004 AND DECEMBER 31, 2003
                                     (Continued)



                                                       September 30,    December 31,
                                                            2004            2003
                                                        ------------    ------------
                                                         (Unaudited)     (Audited)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 20,000,000 shares
  authorized                                                    --              --
Common Stock, $.00001 par value; 100,000,000 shares
  authorized, 73,753,760 and 72,312,760 shares issued
  and outstanding at September 30, 2004 and
  December 31, 2003, respectively                                738             723
Additional paid-in capital                                22,353,724      21,356,799
Foreign exchange reserve                                      27,723            --
Accumulated deficit                                      (16,020,096)    (11,947,932)
                                                        ------------    ------------

Total stockholders' equity                                 6,362,089       9,409,590
                                                        ------------    ------------

Total liabilities and stockholders' equity              $ 24,475,798    $ 12,946,231
                                                        ============    ============


                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                                      F-2



                          CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                              (unaudited)



                                            Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                2004           2003           2004            2003
                                             -----------    -----------    -----------     -----------
NET SALES                                    $ 1,172,349    $      --        3,215,260             --
                                             -----------    -----------    -----------     -----------

COST AND EXPENSES
  Consulting fees                               (195,608)    (1,543,377)    (2,332,658)    (2,734,842)
  Directors' compensation                        (82,810)      (755,437)      (419,505)      (995,970)
  Professional fees                              (66,633)       (79,909)      (332,357)      (138,883)
  Operating expenses (exclusive of
    depreciation shown separately below)        (220,039)          --         (779,518)          --
  Administrative expenses                       (105,082)          --         (351,764)          --
  Depreciation                                  (365,878)          --       (1,091,079)          --
  Amortization                                   (30,171)          --          (90,514)          --
                                             -----------    -----------    -----------    -----------

  Total expenses                              (1,066,221)    (2,378,723)    (5,397,395)    (3,869,695)
                                             -----------    -----------    -----------    -----------

PROFIT (LOSS) FROM OPERATIONS                    106,128     (2,378,723)    (2,182,135)    (3,869,695)

OTHER INCOME (EXPENSES)
  Merger costs                                      --             --             --       (3,770,416)
  Interest income (expenses), net                (95,633)           542        (95,301)           867
  Other income (expenses), net                   (69,358)          --            8,155           (121)
  Equity in earnings of joint venture               --          (64,911)          --          175,650
                                             -----------    -----------    -----------    -----------

  Total other expenses                          (164,991)       (64,369)       (87,146)    (3,594,020)
                                             -----------    -----------    -----------    -----------

LOSS ON EXTINGUISHMENT OF DEBT                      --             --       (1,174,183)          --
                                             -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES           (58,863)    (2,443,092)    (3,443,464)    (7,463,715)

PROVISION FOR INCOME TAXES                          --             --          (51,248)          --
                                             -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                    (58,863)    (2,443,092)    (3,494,712)    (7,463,715)

MINORITY INTEREST                               (194,434)          --         (517,203)          --
                                             -----------    -----------    -----------    -----------

NET LOSS                                        (253,297)    (2,443,092)    (4,011,915)    (7,463,715)

DEEMED DIVIDENDS                                    --             --          (60,249)          --
                                             -----------    -----------    -----------    -----------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS   $  (253,297)   $(2,443,092)    (4,072,164)    (7,463,715)
                                             ===========    ===========    ===========    ===========

Net loss per share - basic and diluted       $    (0.003)   $    (0.039)        (0.056)        (0.119)
Weighted average number of shares
  outstanding - basic and diluted             73,641,912     62,864,347     73,175,935     62,864,347


                            The accompanying notes are an integral part of
                               these consolidated financial statements.

                                                  F-3




                                   CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED DECEMBER 31, 2003



                                          Common Stock          Additional      Foreign       Retained        Total
                                      at 0.00001 par value       Paid-in        Exchange      Earnings    Stockholders'
                                    No.of Shares    Amount      In Capital      Reserve      (Deficit)       Equity
                                    -----------   -----------   -----------   -----------   -----------    -----------

Balances, January 1, 2003            49,567,002           496   $ 5,875,396   $         0   $ 1,159,857    $ 7,035,749

Record effects of reverse merger      6,036,436            60            40             0             0            100

Shares issued to Yau-Sing Tang
  in connection with reverse
  merger                              1,200,000            12       743,988             0             0        744,000

Shares issued to consultants upon
  completion of reverse merger        4,760,931            48     2,951,729             0             0      2,951,777

Warrants issued in conjunction
  with issuance of redeemable
  convertible preferred stock                 0             0     1,000,000             0             0      1,000,000

Deemed dividend arising from
  beneficial conversion
  feature of redeemable
  convertible preferred s tock                0             0     3,000,000             0    (4,033,028)    (1,033,028)

Shares and warrants issued to
  Trenchant Operating LLC in
  connection with the sale of
  redeemable convertible
  preferred stock                        18,391             0       302,713             0             0        302,713

Exercise of options granted to
  DSS Associates, Carter Fleming
  International Ltd., Grand
  Unison Limited, and Emerging
  Growth Partner                      4,750,000            48     2,944,952             0             0      2,945,000

Shares and warrants issued to
  consultants for financial
  advisory services                   4,490,000            44     3,354,356             0             0      3,354,400

Shares issued to directors as
  directors' compensation             1,490,000            15     1,183,625             0             0      1,183,640

Net loss for the year ended
  December 31, 2003                           0             0             0             0    (9,074,761)    (9,074,761)
                                    -----------   -----------   -----------    -----------  -----------    -----------

Balances, December 31, 2003          72,312,760           723    21,356,799             0   (11,947,932)     9,409,590

Shares issued to directors
  as directors' compensation            441,000             5       296,935             0             0        296,940

Shares issued to consultant
  for financial advisory
  services                            1,000,000            10       699,990             0             0        700,000

Foreign exchange difference
  arising from consoli0ation                  0             0             0        27,723             0         27,723

Net loss for the nine months
  ended Sept. 30, 2000                        0             0             0             0    (4,072,164)    (4,072,164)
                                    -----------   -----------   -----------    -----------  -----------    -----------

Balances, September 30, 2004         73,753,760           723   $22,353,724   $    27,723   (16,020,096)   $ 6,362,089
                                    ===========   ===========   ===========    ===========  ===========    ===========


                                     The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                          F-4



               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)



Cash flows from operating activities:                                          2004           2003
                                                                            -----------    -----------
Net loss                                                                    $(4,011,915)   $(7,463,715)
Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on extinguishment of debt                                             1,174,183           --
   Interest on debt                                                              95,904           --
   Common stock and warrants issued for consulting fees                       2,296,658      2,734,842
   Common stock issued for directors' compensation                              296,940        931,080
   Common stock issued for financial advisory services                             --           10,350
   Merger costs paid by the issuance of common stock                               --        3,689,000
   Depreciation and amortization                                              1,181,593           --
   Share of income of joint venture by minority interest                        517,203           --
   Equity in earnings of joint venture                                             --         (175,650)
Changes in operating assets and liabilities:
   Decrease in cash held in trust account                                       150,703           --
   Increase in accounts and other receivable                                   (486,826)          --
   Increase in inventories                                                      (33,696)          --
   Decrease in deferred merger costs                                               --           20,468
   Increase in other current assets                                             (92,286)          --
   Increase in accounts payable and accrued liabilities                       1,032,497        342,998
   Decrease in income tax payable                                               (80,783)          --
                                                                            -----------    -----------

Net cash generated from operating activities                                  2,040,175         89,373
                                                                            -----------    -----------
Cash flows from investing activities:
   Increase in cash in connection with the consolidation of joint venture        45,859           --
   Increase in amount due from the PRC joint venture partner                   (483,677)          --
   Purchase of property, plant and equipment                                 (1,855,229)          --
                                                                            -----------    -----------

Net cash used in investing activities                                        (2,293,047)          --
                                                                            -----------    -----------
Cash flows from financing activities:
  Cash received from exercise of options                                           --           50,000
  Cash received from issuance of 8% convertible preferred stock, net               --        3,642,150
  Increase in amounts due to shareholders                                       187,959        127,276
  Increase in amount due to a director                                              134          2,500
  Cash received in connection with reverse merger of Solar Touch Ltd.              --              100
                                                                            -----------    -----------

Net cash provided by financing activities                                       188,093      3,822,026
                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                            (64,779)     3,911,399
Cash and cash equivalents at beginning of period                                173,967           --
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   109,188    $ 3,911,399
                                                                            ===========    ===========

Supplementary disclosures of cash flow information
   Income taxes paid                                                        $   132,031    $      --
                                                                            ===========    ===========
Supplemental Schedule of non-cash financing activities:
   Common stock and warrants issued for consulting and directors' fees      $   996,940    $ 7,078,657
                                                                            ===========    ===========
   Common stock and warrants issued for merger costs                        $      --      $ 3,689,000
                                                                            ===========    ===========


                            The accompanying notes are an integral part of
                               these consolidated financial statements.

                                                  F-5

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated unaudited financial statements have been prepared by the Company and include all material adjustments which, in the opinion of the management, are necessary for a fair presentation of financial results for the three months and nine months ended September 30, 2004. All adjustments and provisions included in these statements are of a normal recurring nature. Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2003 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

     The Board of Directors of the Joint Venture serves a term of four years with no term limits. Changes in the Board of Director members can only be made after a unanimous vote of the Board. The Board of Directors is the highest authority of the Joint Venture and executes policy, operational matters and passes resolutions of the Joint Venture.

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

Construction in progress
------------------------

Construction in progress includes direct costs of construction of other equipment and new networks. Interest incurred during the period of construction has not been capitalized as such amounts are not material. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

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

3.   PROPERTY AND EQUIPMENT

                                                 September 30,      December 31,
                                                     2004              2003
                                                  (Unaudited)        (Audited)

     Leasehold improvements                      $     98,609       $       --
     Machinery and equipment                       16,392,306               --
     Furniture, fixtures and equipment                125,265               --
     Motor vehicles                                   295,659               --
                                                 ------------       ------------

                                                   16,911,839               --
     Less: Accumulated depreciation                (5,007,094)              --
                                                 ------------       ------------

                                                   11,904,745               --
     Construction in progress                       3,916,987               --
                                                 ------------       ------------

                                                 $ 15,821,732       $       --
                                                 ============       ============

Depreciation expense was $365,878 and $1,091,079 for the three and nine months ended September 30, 2004, respectively.

Depreciation for the next five years and remainder of life of the property and equipment is as follows:



                 2005.......................$ 1,450,402
                 2006.......................  1,450,402
                 2007.......................  1,450,402
                 2008.......................  1,450,402
                 2009.......................  1,449,201
                 Thereafter.................  8,570,923
                                           ------------
                                           $ 15,821,732
                                           ============

4.   INTANGIBLE ASSETS

                                                     September 30,  December 31,
                                                         2004          2003
                                                      (Unaudited)    (Audited)

     Exclusive right to operate cable TV network     $ 2,413,687    $      --
     Less: Accumulated amortization                     (553,141)          --
                                                     -----------    -----------


                                                     $ 1,860,546    $      --
                                                     ===========    ===========

Amortization expense was $30,171 and $90,514 for the three and nine months ended September 30, 2004, respectively annual amortization for each of the next five years is expected to be $120,686.

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

     The condensed balance sheets and statements of operations of Baoding were as follows:

     Condensed Balance Sheets as of                September 30,    December 31,
     ------------------------------                 -----------      -----------
                                                       2004             2003
                                                       ----             ----
                                                    -----------      -----------
                                                    (Unaudited)       (Audited)
     Current assets                                 $ 1,061,658      $ 2,170,280
     Non-current assets                              20,076,183       17,115,642
                                                    -----------      -----------

         Total assets                               $21,137,841      $19,285,922
                                                    ===========      ===========

     Current liabilities                            $ 4,417,186      $ 3,579,390
     Non-current liabilities                             --               --
     Capital                                         16,720,655       15,706,532
                                                    -----------      -----------

         Total liabilities and equity               $21,137,841      $19,285,922
         ----------------------------               ===========      ===========

     Condensed Statement of Operations
     For the nine months ended September 30             2004           2003
     --------------------------------------             ----           ----
                                                     (Unaudited)    (Unaudited)
     Net sales                                       $ 3,215,260    $ 2,691,755
                                                     ===========    ===========

     Profit from operations                          $ 1,056,567    $   481,440

     Other income (expenses), net                          8,804          5,956
                                                     -----------    -----------

     Profit before provision for income taxes          1,065,371        487,396

     Provision for income taxes                          (51,248)      (128,927)
                                                     -----------    -----------

     Net income                                      $ 1,014,123    $   358,469
                                                     ===========    ===========

     The Company's equity in earnings (49%)          $   496,920    $   175,650
                                                     ===========    ===========

     The Board of Directors of Baoding has agreed to distribute a cash dividend to its joint venture partners in an amount equivalent to Baoding's accumulated earnings as of December 31, 2004. However, the payment of this dividend is contingent upon the approval of MOFTEC and local PRC tax bureau. Accordingly, Baoding has not reorganized a liability for declaring the dividend until the approvals from MOFTEC and the local PRC tax bureau have been obtained or it is probable that such approvals will be obtained.

6.   AMOUNTS DUE FROM THE PRC JOINT VENTURE PARTNER AND ITS HOLDING COMPANY

     As of September 30, 2004, the PRC joint venture partner of Baoding, Baoding Pascali Multimedia Transmission Networking Co., Ltd., and its holding company owed $1,948,788 and $498,587, respectively to Baoding. These amounts were not trade in nature, and were unsecured, interest free and are due for repayment on December 31, 2005.

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

     On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. The Purchaser is seeking the redemption price of $4,606,897; accrued unpaid dividends equal to $220,226; interest of $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief. The Company retained counsel to represent it in this matter and filed its answer to the complaint.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and its interest of $95,904 for the period from June 14, 2004 to September 30, 2004 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

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

     Baoding is a Sino-foreign joint venture established in the PRC. Baoding was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax) for the year ended December 31, 2003 and 13% (10% federal income tax plus 3% local income tax) for future years, on the results of its operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for PRC income tax purposes in a different accounting period from that in which they are recognized for financial accounting purposes. Baoding's operation in PRC for the nine months ended September 30, 2004 results in a profitable operation, while loss was incurred on the Company level.

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

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company accounted for the directors' compensation in shares and warrants based on the fair market value of the Company's common stock at the date of the individual issue of the stock to the directors. During the three and nine months ended September 30, 2004, 147,000 and 441,000 shares of the Company's common stock under the Company's 2003 Stock Compensation Plan were issued to the directors, respectively.

11.  CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the three and nine months ended September 30, 2004, the Company charged to expense a total of $195,608 and $2,296,658, respectively associated with consulting agreements and recorded deferred consulting fees of $337,534 at September 30, 2004. No warrants granted to consultants were exercised during the three and nine months ended September 30, 2004.

12.  MINORITY INTEREST

     For the three and nine months ended September 30, 2004, the Company charged to expense $194,434 and $517,203, respectively representing the other partners' share in the income of the joint venture. The Company recorded a minority interest of $8,527,535 as of September 30, 2004, representing the other partners' share in the net assets of the joint venture.

13.  EARNINGS (LOSS) PER COMMON SHARE

     Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potentially dilutive financial instruments as of September 30, 2004 had the effect of reducing the reported net loss per share, and, therefore, were excluded from the calculation. For presentation and comparative purposes of computing EPS only, the Company has assumed that 49,567,002 common shares were outstanding during throughout the period until February 2003, due to the reverse merger of the Company and Solar Touch Limited.

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

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and its interest of $95,904 for the period from June 14, 2004 to September 30, 2004 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

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

* The Company's independent accountants did not complete their review of the Company's interim financial statements as of the date of this report.

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

     On July 1, 2003, the Company changed its name from Nova International Film, Inc. to China Cable and Communication, Inc.

Results of operations
---------------------

Three months ended September 30, 2004 and 2003
----------------------------------------------

Revenue
-------

     Our revenue of $1,172,349 for the three months ended September 30, 2004 represent the installation and subscription fees, premium digital service fees and added value services fees of our Baoding joint venture received and to be received, net of service tax. The Company reported no revenue for the three months ended September 30, 2003 because Baoding was accounted for using the equity method of the accounting in 2003.

Cost and Expenses

     Total cost and expenses decreased by 55.2% to $1,066,221 for the three months ended September 30, 2004 from $2,378,723 for the corresponding period in 2003 and represent expenses incurred by the Company and our Baoding joint venture. The decrease was primarily due to net effect of the decrease in consulting fees of $1,347,769, directors' compensation of $672,627 and professional fees of $13,276, and the increase in operating expenses of $220,039, administrative expenses of $105,082 and depreciation and amortization of $365,878 and $30,171, respectively. The decrease in consulting fees and directors' compensation was primarily because the Company did not issue any common stock as compensation for consultants for the three months ended September 30, 2004. The decrease in directors' compensation was purely because of the significant decrease in the market price of common stock over the year, so that the value of monthly shares issued as compensation to directors dropped. Total cost and expenses for the three months ended September 30, 2003 represent expenses incurred by the Company only.

Interest income (expenses), net

     Interest expenses, net for the three months ended September 30, 2004 was $95,633, as compared to other income, net of $542 for the same corresponding period in 2003. The significant change was primarily resulted from the inclusion of an interest on debt of $95,904 owing to the preferred stockholders. The interest was accrued at $888 per day for the period from June 14, 2004, the date of redemption, to September 30, 2004.

Other income (expenses), net

     Other expenses, net for the three months ended September 30, 2004 was $69,358, as compared to the zero balance for the same corresponding period in 2003. The significant change was primarily because of the reverse of the recovery of the amount due from a related company of $69,507, which was previously recorded in the six months ended June 30, 2004.

Equity in earnings of investment

     For the three months ended September 30, 2003, Baoding was accounted for by us as an investment in a joint venture using the equity method of accounting. The equity in earnings of investment in 2003 represented the Company's 49% share of undistributed earnings of its investment in Baoding. As discussed above, starting as of January 1, 2004, the Baoding accounts have been consolidated with ours and, therefore, no equity in earnings of investment has been recorded.

Minority interest

     For the three months ended September 30, 2004, minority interest represented the profit of Baoding attributable to the 51% equity interest not owned by the Company. No minority interest was recorded for 2003 as the Baoding accounts had not yet been consolidated with ours.

Net loss available for common stockholders

     Net loss decreased to $253,297 for the three months ended September 30, 2004 from $2,443,092 for the corresponding period in 2003, representing an decrease of $2,189,795 or 89.6%. This decrease is due to the combined effect of the increase in profit attributable to our Baoding joint venture of $251,718 and the decrease in operating expenses attributable by the Company only of $851, consulting fees of $1,347,769, directors' compensation of $672,627; professional fees of $13,276 and the increase in interest expenses, net of $96,175 and other expenses, net of $69,358.

     The profit attributable to the Baoding joint venture for the three months ended September 30, 2004 was $186,807 (net profit of the Baoding joint venture less minority interest), as compared to the equity in loss of the Baoding joint venture of $64,911 for the corresponding period in 2003.

Nine months ended September 30, 2004 and 2003
---------------------------------------------

Revenue

     Our revenue of $3,215,260 for the nine months ended September 30, 2004 represent the installation and subscription fees, premium digital service fees and added value services fees of our Baoding joint venture received and to be received, net of service tax. The Company had no revenue for the three months ended September 30, 2003 because Baoding was accounted for using the equity method in the last year.

Cost and Expenses

     Total cost and expenses increased by 39.5% to $5,397,395 for the nine months ended September 30, 2004 from $3,869,695 for the corresponding period in 2003 and represent expenses incurred by the Company and our Baoding joint venture. The increase was primarily due to the combined effect of the decrease of consulting fees of $402,184 and directors' compensation of $576,465, and the increase of professional fees of $193,474, operating expenses of $779,518, administrative expenses of $351,764 and depreciation and amortization of $1,091,079 and $90,514, respectively. Total cost and expenses for the nine months ended September 30, 2003 represent expenses incurred by the Company only.

Merger costs

     For the nine months ended September 30, 2004, the Company reported no merger costs whereas for the corresponding period in 2003, the Company incurred merger costs of $3,770,416 as a result of the reverse merger taken place in 2003.

Interest income (expenses), net

     Interest expenses, net for the nine months ended September 30, 2004 was $95,301, as compared to other income, net of $867 for the same corresponding period in 2003. The significant change was primarily resulted from the inclusion of an interest on debt of $95,904 owing to the preferred stockholders. The interest was accrued at $888 per day for the period from June 14, 2004, the date of redemption, to September 30, 2004.

Other income, net

     Other income, net for the nine months ended September 30, 2004 was $8,155, as compared to the negative balance of $121 for the same corresponding period in 2003. The significant change was primarily caused by the inclusion of a service income of $8,374 charged to other Baoding network operator in 2004. There was no such income in the corresponding period of 2003.

Equity in earnings of investment

     For the nine months ended September 30, 2003, Baoding was accounted for by us as an investment in a joint venture using the equity method of accounting. The equity in earnings of investment in 2003 represented the Company's 49% share of undistributed earnings of its investment in Baoding. As discussed above, starting as of January 1, 2004, the Baoding accounts have been consolidated with ours and, therefore, no equity in earnings of investment has been recorded.

Loss on extinguishment of debt.

     For the nine months ended September 30, 2004, the Company recorded a loss on extinguishment of debt of $1,174,183. This represented the premium recognized on the Preferred Stock requested by its holders to be redeemed by the Company.

Provision for income taxes

     As Baoding recorded income whereas the Company on its own level incurred a loss, provision for income taxes for the nine months ended September 30, 2004, represented the PRC income taxes incurred by Baoding only. Baoding is subject to total taxes at 13% (10% federal income tax plus 3% local income tax). No provision for income taxes was recorded for 2003 because the Company was not subject to any tax and the Baoding accounts had not yet been consolidated with ours.

Minority interest

     For the nine months ended September 30, 2004, minority interest represented the profit of Baoding attributable to the 51% equity interest not owned by the Company. No minority interest was recorded for 2003 as the Baoding accounts had not yet been consolidated with ours.

Deemed dividends

     For the nine months ended September 30, 2004, the Company recorded deemed dividends of $60,249 on its redeemable convertible preferred stock. Because the preferred stock was issued by the Company on September 24, 2003, there were no deemed dividends for the corresponding period in 2003.

Net loss available for common stockholders

     Net loss decreased to $4,011,915 for the nine months ended September 30, 2004 from $7,463,715 for the corresponding period in 2003, representing a decrease of $3,451,800 or 46.2%. This decrease is primarily due to the combined effect of the increase in profit attributable to our Baoding joint venture of $321,270, professional fee of $193,474, operating expenses of $154,182, interest expenses, net of $96,168 and other income, net of $8,276, and the decrease in merger costs of $3,770,416, consulting fees of $402,184, and directors' compensation of $576,465, and the loss on extinguishment of debt of $1,174,183, and deemed dividends on preferred stock of $60,249.

     The profit attributable to the Baoding joint venture for the nine months ended September 30, 2004 was $517,203, as compared to the equity in earnings of joint venture of $194,434 for the corresponding period in 2003, that represents an increase of $321,270, or 182.9%. The significant improvement in the results of our Baoding joint venture has been caused by the launch of digital premium services to subscribers since October 2003 and successful marketing of our set-top boxes. Since the beginning of the year, the Company has sold approximately 30,000 set-top boxes to the digital premium services subscribers. Subscribers for these new services have paid extra subscription fees, that has resulted in the increase in revenue of our Baoding joint venture in 2004. However, the operating and administrative expenses of our Baoding did not increase in line with the increase in revenue and, therefore, it resulted in increase in net profit of our Baoding.

Financial condition, liquidity, capital resources
-------------------------------------------------

     For the nine months ended September 30, 2004, we generated $2,040,175 from operating activities and we used $1,855,229 to purchase property, plant and equipment.

     As of September 30, 2004, the Company has cash and cash equivalents of $109,188. Our current assets were $4,346,145 and our current liabilities were $9,586,174, which resulted in a current ratio of 0.46. We had no capital expenditure commitments outstanding as of September 30, 2004. Although the Company has a negative working capital, management believes that there is currently not a going concern issue because management believes that Mr. Hong-Tao Li, a director, officer and a beneficial owner of the Company will continue to provide financial support to the Company to meet its liabilities as they are incurred. However, there can be no assurance that Mr. Li will continue to provide financial support to the Company.

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

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and its interest of $95,904 for the period from June 14, 2004 to September 30, 2004 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Group's consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently in litigation with the purchaser of its 8% Redeemable Convertible Preferred Stock. See Note 9 to the Company's Consolidated Financial Statements in this Quarterly Report and also the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 24, 2004 for detailed information regarding the litigation.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended September 30, 2004, compensation to three of our directors, Mr. George Raney, Mr. Yau-Sing Tang and Mr. Raymond Ying-Wai Kwan, were paid by the issuance of 147,000 shares in lieu of cash.

     All issuances described above were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated there-under.

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

3(i)(c) Certificate of Amendment of Certificate of Incorporation (filed July 1, 2003). (3)

3(ii)               Bylaws of CCCI. (1)

31.1                Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------

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

                       CHINA CABLE AND COMMUNICATION, INC.





Date: November 19, 2004                     /s/    Raymond Ying-Wai Kwan
                                            -----------------------------------
                                            Name:  Raymond Ying-Wai Kwan
                                            Title: Chief Executive Officer



Date: November 16, 2004                     /s/    Yau-Sing Tang
                                            -----------------------------------
                                            Name:  Yau-Sing Tang
                                            Title: Chief Financial Officer