Form 10QSB/A
period 2004-09-30
CHINA CABLE & COMMUNICATION INC
filed 2004-11-23
CIK 773394

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A No.1


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

                         AMENDMENT NO. 1 TO FORM 10-QSB


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
      CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
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

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)



Cash flows from operating activities:                                          2004           2003
                                                                            -----------    -----------


Net loss                                                                    $(4,011,915)   $(7,463,715)
Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on extinguishment of debt                                             1,174,183           --
   Interest on debt                                                              95,904           --
   Common stock and warrants issued for consulting fees                       2,296,658      2,734,842
   Common stock issued for directors' compensation                              296,940        931,080
   Common stock issued for financial advisory services                             --           10,350
   Merger costs paid by the issuance of common stock                               --        3,689,000
   Depreciation and amortization                                              1,181,593           --
   Minority interest share of income of joint venture                           517,203           --
   Equity in earnings of joint venture                                             --         (175,650)
Changes in operating assets and liabilities:
   Decrease in cash held in trust account                                       150,703           --
   Increase in accounts and other receivable                                   (486,826)          --
   Increase in inventories                                                      (33,696)          --
   Decrease in deferred merger costs                                               --           20,468
   Increase in other current assets                                             (92,286)          --
   Increase in accounts payable and accrued liabilities                       1,032,497        342,998
   Decrease in income tax payable                                               (80,783)          --
                                                                            -----------    -----------


Net cash generated from operating activities                                  2,040,175         89,373
                                                                            -----------    -----------
Cash flows from investing activities:
   Increase in cash in connection with the consolidation of joint venture        45,859           --
   Increase in amount due from the PRC joint venture partner                   (483,677)          --
   Purchase of property, plant and equipment                                 (1,855,229)          --
                                                                            -----------    -----------

Net cash used in investing activities                                        (2,293,047)          --
                                                                            -----------    -----------
Cash flows from financing activities:
  Cash received from exercise of options                                           --           50,000
  Cash received from issuance of 8% convertible preferred stock, net               --        3,642,150
  Increase in amounts due to shareholders                                       187,959        127,276
  Increase in amount due to a director                                              134          2,500
  Cash received in connection with reverse merger of Solar Touch Ltd.              --              100
                                                                            -----------    -----------

Net cash provided by financing activities                                       188,093      3,822,026
                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                            (64,779)     3,911,399
Cash and cash equivalents at beginning of period                                173,967           --
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   109,188    $ 3,911,399
                                                                            ===========    ===========

Supplementary disclosures of cash flow information
   Income taxes paid                                                        $   132,031    $      --
                                                                            ===========    ===========
Supplemental Schedule of non-cash financing activities:
   Common stock and warrants issued for consulting and directors' fees      $   996,940    $ 7,078,657
                                                                            ===========    ===========
   Common stock and warrants issued for merger costs                        $      --      $ 3,689,000
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


Intangible asset
----------------


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


4.   INTANGIBLE ASSET

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
                                                     ===========    ===========

Amortization expense was $30,171 and $90,514 for the three and nine months ended September 30, 2004, respectively, and annual amortization for each of the next five years is expected to be $120,686.

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


     The fair value of the Preferred Stock with the conversion feature and the warrants, calculated based on available market data using appropriate valuation models, was determined to be in excess of the net proceeds of $3,642,150 received by the Company from the Purchaser, and the minimum Preferred Stock redemption amount of $4,000,000. Therefore, the Preferred Stock has been recorded at the minimum redemption amount of $4,000,000, less related transactions costs of $660,563 to be adjusted for in subsequent periods for accretion adjustments and accrued and unpaid dividends.

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


     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $95,904 for the period from June 14, 2004 to September 30, 2004 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

     The Company does not believe that the existence of the lawsuit will hamper its ability to conduct its business because Mr. Hong-Tao Li, a director, officer and a beneficial owner of the Company, has personally agreed to pay any obligation that may arise out of the Company's litigation with Gryphon. Mr. Li will receive shares of common stock in the Company if he is required to make payment to the Company under this agreement. The price per share of the stock to be issued to Mr. Li will be a reasonable price mutually acceptable to both parties. If Mr. Li receives a large number of shares pursuant to his agreement with the Company, existing shareholders' interests in the Company will be proportionally diluted.


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


     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $95,904 for the period from June 14, 2004 to September 30, 2004 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.


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

     On July 1, 2003, the Company changed its name from Nova International Film, Inc. to China Cable and Communication, Inc.

Results of operations
---------------------

Three months ended September 30, 2004 and 2003
----------------------------------------------

Revenue
-------


     Our revenue of $1,172,349 for the three months ended September 30, 2004 represents the installation and subscription fees, premium digital service fees and added value services fees of our Baoding joint venture received and to be received, net of service tax. The Company reported no revenue for the three months ended September 30, 2003 because Baoding was accounted for using the equity method of the accounting in 2003.


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

Net loss available for common stockholders


     Net loss decreased to $253,297 for the three months ended September 30, 2004 from $2,443,092 for the corresponding period in 2003, representing a decrease of $2,189,795 or 89.6%. This decrease is due to the combined effect of the increase in profit attributable to our Baoding joint venture of $251,718 and the decreases in operating expenses attributable to the Company of $851, consulting fees of $1,347,769, directors' compensation of $672,627; professional fees of $13,276 and the increase in interest expenses, net of $96,175 and other expenses, net of $69,358.


     The profit attributable to the Baoding joint venture for the three months ended September 30, 2004 was $186,807 (net profit of the Baoding joint venture less minority interest), as compared to the equity in loss of the Baoding joint venture of $64,911 for the corresponding period in 2003.

Nine months ended September 30, 2004 and 2003
---------------------------------------------

Revenue


     Our revenue of $3,215,260 for the nine months ended September 30, 2004 represents the installation and subscription fees, premium digital service fees and added value services fees of our Baoding joint venture received and to be received, net of service tax. The Company reported no revenue for the nine months ended September 30, 2003 because Baoding was accounted for using the equity method in 2003.


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

Merger costs


     For the nine months ended September 30, 2004, the Company reported no merger costs whereas for the corresponding period in 2003, the Company incurred merger costs of $3,770,416 as a result of the reverse merger that took place in 2003.


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

Net loss available for common stockholders


     Net loss decreased to $4,011,915 for the nine months ended September 30, 2004 from $7,463,715 for the corresponding period in 2003, representing a decrease of $3,451,800 or 46.2%. This decrease is primarily due to the combined effect of the increases in profit attributable to our Baoding joint venture of $321,270, professional fees of $193,474, operating expenses of $154,182, interest expenses, net of $96,168 and other income, net of $8,276, and the decreases in merger costs of $3,770,416, consulting fees of $402,184, and directors' compensation of $576,465, and the loss on extinguishment of debt of $1,174,183, and deemed dividends on preferred stock of $60,249.


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


     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.


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

                       CHINA CABLE AND COMMUNICATION, INC.





Date: November 23, 2004                     /s/    Raymond Ying-Wai Kwan
                                            -----------------------------------
                                            Name:  Raymond Ying-Wai Kwan
                                            Title: Chief Executive Officer



Date: November 23, 2004                     /s/    Yau-Sing Tang
                                            -----------------------------------
                                            Name:  Yau-Sing Tang
                                            Title: Chief Financial Officer