Form 10KSB
period 2004-12-31
CHINA CABLE & COMMUNICATION INC
filed 2005-05-16
CIK 773394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from ________ to ________

                        Commission File No. 002-98997-NY

                       CHINA CABLE AND COMMUNICATION, INC.
                       -----------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                      11-2717273
           --------                                      ----------
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District,
     Beijing 100093, the People's Republic of China                 n/a
     ----------------------------------------------                 ---
       (Address of principal executive offices)                 (Zip Code)

        Issuer's telephone number, including area code: (86) 10-8259 9426

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
           None                                     None
    -------------------           -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          $.0001 Par Value Common Stock
                          -----------------------------
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2004 were $4,597,240

     As of April 29, 2005, the registrant had 76,928,260 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $5,176,997*. This calculation is based upon the closing sale price of $0.20 per share on April 29, 2005.

* Without asserting that any of the issuer's directors or executive officers, or the entities that own 48,835,776 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I.........................................................................3

     ITEM 1.   DESCRIPTION OF BUSINESS.........................................3
     ITEM 2.   DESCRIPTION OF PROPERTY........................................22
     ITEM 3.   LEGAL PROCEEDINGS..............................................22
     ITEM 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS............24
     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......24
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................26
     ITEM 7.   FINANCIAL STATEMENTS...........................................35
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................35
     ITEM 8A.  INTERNAL CONTROLS AND PROCEDURES...............................35


PART II.......................................................................35

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....35
     ITEM 10.  EXECUTIVE COMPENSATION.........................................39
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................41
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................45
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................46
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................49
               SIGNATURES ....................................................50

CONSOLIDATED FINANCIAL STATEMENTS............................................F-1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     References to the "Company" shall mean China Cable and Communication, Inc. and all its subsidiaries in which it owns more than 49% of the ownership interest.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company's expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.


Company History

     The Company was incorporated in the State of Delaware on November 27, 1984. Prior to February 2003, the Company had no business operations. From February 2003, as a result of a reverse merger, the Company, through its wholly-owned subsidiary, Broadway Offshore Limited ("Broadway Offshore"), which was incorporated under the laws of the British Virgin Islands, has owned 49% of the issued and outstanding shares of capital stock on a fully diluted basis of Baoding Pascali Broadcasting Cable Television Integrated Information Networking Co., Ltd. (the "Joint Venture"). The Joint Venture is a Sino-foreign joint venture established in the People's Republic of China (the "PRC" or "China"), between Broadway Offshore and Baoding Pascali Multimedia Transmission Networking Co., Ltd. ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Co., Ltd., a Chinese state-owned enterprise.

     The Joint Venture was formed on July 23, 1999, when Baoding Multimedia and Solar Touch Limited ("Solar Touch"), a company incorporated under the laws of the British Virgin Islands and the former wholly-owned subsidiary of the Company, signed a joint venture contract (the "JV Agreement") and the articles of association of the Joint Venture (the "JV Articles"). The JV Agreement and JV Articles provide that the total amount of investment of the Joint Venture was RMB122.425 million (approximately US$14.8 million); and that the registered capital stock of the Joint Venture was RMB70 million (approximately US$8.46 million). The JV Agreement and JV Articles also provide that Baoding

Multimedia's contribution to the Joint Venture was Baoding Multimedia's network and related facilities with a value of RMB21.7 million (approximately US$2.6 million), plus intangible assets (including licenses, business goodwill) valued at RMB14 million (approximately US$1.7 million) which was equal to 51% of the registered capital of the Joint Venture and that Solar Touch's contribution was an investment of US$4.14 million (RMB34.3 million) in cash which was equal to 49% of the registered capital. On July 28, 1999, the Management Commission of the Baoding Hi-Tech Industrial Development Area approved the JV Agreement and JV Articles as well as the members of the board of directors of the Joint Venture. On August 5, 1999, a Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC for the Joint Venture was issued and on August 16, 1999, the Business License for operation of the Joint Venture was issued.

     On February 23, 2000, Baoding Multimedia and Solar Touch executed another agreement to increase the Joint Venture's registered capital from RMB70 million (US$8.4 million) to RMB100 million (US$12 million), provided, however, that the parties' respective percentage of equity interests in the Joint Venture shall remain the same. On February 24, 2000, the Management Commission of the Development Area approved the increase in the Joint Venture's registered capital from RMB70 million (US$8.4 million) to RMB100 million (US$12 million). On September 6, 2000, a revised Business License was issued to reflect the increase in the Joint Venture's registered capital. On May 6, 2003, Solar Touch transferred its 49% interest in the Joint Venture to Broadway Offshore. On December 29, 2003, Baoding Multimedia transferred a 3% interest in the Joint Venture back to the Baoding Pascali Cable Television Network Workers Stockholding Association. On the same date, the JV Agreement and JV Articles were amended to reflect the correct shareholdings of Broadway Offshore, Baoding Multimedia and Baoding Pascali Cable Television Network Workers Stockholding Association. Also, the total number of board of directors of the Joint Venture increased to nine pursuant to the Amended Joint Venture Agreement dated December 29, 2003 (the "Amended JV Agreement"). In February 2004, the Company sold its intermediate holding company, Solar Touch, to an independent third party and as a result, the Company directly owns a 100% interest in Broadway Offshore.

     The Joint Venture operates a cable television network in the municipality of Baoding, near Beijing in the PRC. The Joint Venture has over 200,000 subscribers in a market with a population of over 10 million. The Company believes that the Joint Venture is currently the only Sino-foreign joint venture approved by the State Administration of Radio, Film and Television to be licensed as a cable television network operator in the PRC. The Company believes that it is the first and only joint venture allowed to have a foreign investor invest in and operate a cable television network in the PRC.

     The board of directors of the Joint Venture currently has nine members, five of whom were appointed by the Company. Pursuant to the Amended JV Agreement, Broadway Offshore has the right to appoint five of the nine members of the Board of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has appointed key management positions at the Joint Venture, including Chief Financial Officer and General Manager, with persons affiliated with the Company. As a foreign investor, the Company, through its predecessor, has been the single largest interest holder of the Joint Venture since the Joint Venture's formation in 1999, and the Company has actively participated in the management of the Joint Venture.

     In view of China's accession to the World Trade Organization, it is expected that further opening of the cable television market in China will take place in the near future. Being the first foreign investor to be allowed to own 49% interest in a Chinese cable operator and with the experience gained through the years, the Company believes it is well-positioned to increase its investment in the Joint Venture beyond the 49% threshold should it be allowed to do so in the future.

     According to its business license and the relevant Chinese laws and regulations, the Joint Venture is allowed to acquire and own networks in areas other than Baoding. Therefore, when opportunities arise, the Joint Venture may try to expand its business beyond Baoding, in which case, the Company may assist the Joint Venture in raising capital for such expansion, although there cannot be any assurance of such expansion.

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

     As a microcosm of China itself, Baoding blends industry and agriculture into a dynamic economy. There are over 630 industrial enterprises in Baoding mainly involved with metallurgy, machinery, chemistry and forestry. These industries produce steel, transformers, paper and world-renowned hand-sculptured carpets. Baoding agricultural products include wheat, rice, peanuts, pears and apples. Among the most famous agricultural products of Baoding are strawberries and the Manchen Snow Peaches.

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

     Established in the 1980s to improve the quality of terrestrial video signals, the cable television sector has grown rapidly. The annual subscriber growth rate since 1990 has been over 25%. Large state-run cable networks operated by regional and municipal governments now cover most cities and extensive rural construction is proceeding. Cable television operations have been established in all of China's 31 provinces.

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

                        Overview of China Cable TV Market
                                 as of June 2001
               ------------------------------------------------
                       Service                           Units
                       -------                           -----
               Cable TV households                   94,000,000
               Cable TV stations                        5,000
               Cable TV penetration                      30%
               Cable TV urban penetration               85.3%
               Homes passed by cable                     90%


(Source:  Paul Budde Communication based on industry data)

                      Cable Television Households in China
                  --------------------------------------------

                     1996                           35,000,000
                     1998                           50,000,000
                     1999                           80,000,000
                     2000                           90,000,000
                     2001 (June)                    94,000,000


(Source:  Paul Budde Communication based on industry sources)

Cable Basic Subscription Services

     The Joint Venture currently operates a cable television network in the municipality of Baoding, near Beijing in the People's Republic of China.

     As of December 31 2004, the Joint Venture offers thirty-nine (39) channels within the city limits and eight (8) channels to outer areas in the Baoding metropolitan area. The Joint Venture transmits in both analog and digital over its fiber optic network and through twenty-two (22) substations IP broadband local area network ("LAN"), 1,310 analog backbone ring networks linking up the city and 5 bts (base transceiver stations). Cable subscribers are served by a system with a capacity of at least 750-MHz and capable of handling two-way communications. Programming is received via optical cable and satellite hookups and then is re-transmitted to subscribers via coaxial cable. The Joint Venture's network is one of the major backbone stations of the broadcasting cable television integrated information network in the Hebei Province. Not only can both the analog and the digital platform of the network be connected to the entire province and the nation, it can also be linked to 22 provinces (cities), making broadband seamless connection possible. The Joint Venture's network is now capable of transmitting 37 analog television programs, 6 routes of digital wave signals and 1 FM broadcasting music program.

     The Joint Venture's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, head-ends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Head-ends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices.

     The Joint Venture's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances. The Joint Venture's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The Joint Venture leases parcels of real property for signal reception sites (antenna towers and head-ends), and microwave facilities. Our Joint Venture partner Baoding Multimedia owns the parcels of real property and base stations we use for signal reception sites and microwave facilities.

     To enroll in our basic cable subscription services, subscribers need to pay a one-time installation charge of approximately US$42.00 and a monthly subscription fee of US$1.60.

Sales of Set Top Cable Boxes and Premium Programming Services

     The Joint Venture also sells its proprietary set-top cable boxes to its customers at a price of US$60.00 per box. The set-top box enables customers to receive premium programming services, like on-demand services, through the Joint Venture's owned cable network.

Sales of Cable Modem and High Speed Internet Access Services

     The Joint Venture also provides high speed Internet access to its subscribers through cable modems. The cable modem is sold to the subscriber at a price of approximately US$48.00 per modem. Cable subscribers can then connect their personal computers via cable modems to access online information, including the Internet, at faster speeds than that of conventional modems. High-speed Internet access is available to subscribers for an additional monthly charge of RMB80 or approximately US$10.00.

Sales And Marketing

     Sales efforts are primarily directed toward increasing the number of subscribers served. Services in the urban areas are sold through:

     o    Telemarketing;
     o    Direct mail advertising;
     o    Door-to-door selling; and
     o    Local media advertising.

Competition - Cable

     Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

     o Interactive online computer services, including Internet distribution of movies;
     o    Newspapers, magazines and book stores;
     o    Movie theatres;
     o    Live concerts and sporting events; and
     o    Video stores and home video products.

     Because the Joint Venture is currently the one and only cable operator in China allowed to have foreign investment, we believe it has a competitive edge over other cable operators that lack access to foreign capital for the purpose of its business expansion. Competition - High-Speed Internet Services

     The Joint Venture is currently offering high-speed Internet services to subscribers, through cable modems. These systems compete with a number of telephone companies, many of whom have substantial resources.

Growth Strategy

     In order to effectively grow its subscriber base, the Joint Venture plans to provide both 24-hour customer services to subscribers and superior technical performance, and to increase its current product and service offerings like virtual private network, bulk data transmission services and voice over Internet ("VOIP") services in Baoding city.

     In addition, with a higher cable television penetration than fixed-line telephony, cable is now being used to build the underlying telecommunications infrastructure in China. As such, the Company will work with other cable operators in China to provide value added services, like high speed internet access, VOIP and Broadband television, in cities or areas operated by those cable operators, so as to broaden the Company's revenue sources and increase the premium services subscribers base.

     Termination of Efforts to Acquire of Macau Media Holdings Ltd.

     In November 2003, the Company paid a $3,000,000 refundable deposit to the owner of Macau Media Holdings Limited ("Macau Media") under a letter of intent for the Company's proposed acquisition of Macau Media and its subsidiaries. The completion of the proposed acquisition was subject to due diligence and Chinese government approval for the renewal of Macau Media's satellite broadcasting license.

     The purchase price for Macau Media was originally to consist of $3,000,000 in cash and 8,500,000 shares of Company common stock. If the proposed acquisition was not completed, the deposit of $3,000,000 would be refunded.

     In early 2005, the Company received notice from Macau Media that the Chinese government did not approve the renewal of Macau Media's satellite broadcasting licenses. Management of the Company has determined that the owner of Macau Media is not financially capable of repaying the $ 3,000,000 deposit. Accordingly, the deposit has been fulled reserved in the accompanying statements of operations and comprehensive income for the year ended December 31, 2004.

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

     In 2004,the Joint Venture entered into a joint venture agreement with the Baoding office of China Netcom Company Limited for the provision of IP telephony services in Baoding City. At the present time, required upgrades to the current cable network as well as upgrades to the joint venture partner's system are being undertaken, and a group of users are currently testing the Company's IP telephony services. The upgrades are scheduled for completion by mid 2005 in order to commence providing IP telephony services.

     Acquisition of Nationwide Fiber Optic Backbone Network

     On June 14, 2004, the Company announced that it had entered into an agreement to acquire, in a number of phases, from Beijing Zhongminjing Technology Development Co., Ltd., through an arms length commercial transaction, a two core fiber optic backbone network covering 410 cities nationwide with a total physical length of 34,800 kilometers (approximately 20,880 miles) in

China. This backbone network covers all 23 provinces, 5 autonomous regions, and 4 centrally administrative municipalities. Completion of this transaction is subject to due diligence and third party determination of the values upon which the purchase price will be based and obtaining of the business license for operation of this network from the Ministry of Information Industry ("MII") of the PRC.

     The total physical length of 34,800 kilometers optical fiber was laid and passed the acceptance tests set out by the MII in November 2000. The acceptance license was issued by the MII in the same year. This fiber optic backbone network is not yet equipped with a transmission and switching system. The Company will undertake, or will provide leases to service providers, to fully equip systems for this backbone network in order to provide support to a wide range of communication protocols and services capabilities. The construction cost of the network is estimated at RMB2 billion (approximately US$235 million). The final contract purchase price of this fiber optic backbone network will be based on the appraised value determined by internationally renowned valuation experts. There can be no assurance that the necessary business license from MII will be granted.

     IP Television and IP Telephony Joint Ventures

     On April 20, 2005, the Company announced that, through its newly formed 70% owned subsidiary, Beijing Jin Zhi Cheong Shang Mao Limited, entered into a joint venture agreement with Zhong Dian Tong (Beijing) Digital TV Development Co., Ltd. This joint venture will allow the Company to reach an additional 1.1 million cable TV subscribers, located in over four Chinese provinces, by providing high speed internet access, IP television and IP telephony service to those subscribers. Under this Agreement, the Company will use these provinces as a pilot launch and will replicate these services to its own provinces over the coming three years. The joint venture agreement will be valid for one year. After a one-year market development trial period, both parties involved will have the option of executing a 30-year joint venture agreement. There can be no assurance that the joint venture will extend for another 30 years.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

     The Company and its joint venture do not have any patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

Regulation Of The Cable Television And Internet Sectors

     Cable

     The current legal framework for governing the cable television sector is based upon four pieces of legislation. On November 12, 1999, SARFT issued the Administration Examination and Approval of the Establishment of Cable Broadcast Television Channel Procedures (the "Cable Channel Procedures"). The purpose of the Cable Channel Procedures was to implement the Strengthening the Administration of the Construction of Broadcast Television Cable Networks Opinion which was jointly promulgated by the SARFT and the Ministry of

Information Industry (the "MII") on September 3, 1999. The most comprehensive rules regulating the cable television sector are the Administration Regulations of Broadcasting and Television dated August 11, 1997 issued by the State Council, the highest executive organization of China. The Broadcast and TV Regulations apply to satellite and cable stations. In addition, on February 3, 1994 the Chinese government issued the Cable Television Administration Provisions. These provisions specifically deal with cable television stations.

     It is important to note that the ongoing regulatory framework and policy for cable television and Internet activities remain ambiguous as the relevant regulators move forward in developing policies in the face of converging technologies and general trade undertakings agreed to by the Chinese government in connection with China's entrance into the World Trade Organization, or WTO.

     Internet

     The Internet industry is regulated by the MII generally in the same manner that the MII regulates the telecommunications industry. The State Council and the MII periodically promulgate regulations relating to the Internet to address public policy considerations. Internet service providers must obtain operating licenses from the MII in order to provide Internet access service. Existing regulations require all Chinese commercial Internet service providers to interconnect their computer networks with one of the five licensed commercial network service providers: China Telecom, Jitong, Unicom, Netcom or China Mobile, in order to provide Internet access.

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

     Sino-Foreign Invested Enterprise Laws

     Unlike most countries where the Foreign Investment Enterprises ("FIEs") are governed by the same laws as those applicable to domestic enterprises, China used to have a separate body of law that governed FIEs and that was not applicable to Chinese domestic enterprises. These laws provided a framework within which foreign investment activities could be both carried out and controlled. Corporate law of the PRC, however, now applies to both Chinese domestic enterprises and FIEs. There are three traditional legal forms for direct foreign investment in China. Sino foreign equity joint venture, co-operative joint venture, and wholly foreign-owned enterprise.

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

     Taxation

     Generally, a Chinese cable television business is subject to a federal income tax rate of 33% per year. However, the Joint Venture was granted a special tax benefit by the Baoding Tax Bureau (the "Bureau"). The Joint Venture was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax). The Joint Venture was granted a 33.3% reduction in federal income tax and full exemption from local income tax for the three years commencing from January 1, 2003.

     Governance, Operations and Dissolution

     Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of association. The Board of Directors of the Joint Venture exercises authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning and budgeting, employee compensation and welfare and distribution of after-tax profits. Pursuant to relevant PRC law and the Joint Venture Agreement, the following major actions of the Joint Venture require unanimous approval by all of the directors present at the meeting called to decide upon such actions:
(i) amendments to its contract and articles of association; (ii) increases in, or assignments of, the registered capital of the joint venture; (iii) a merger of the joint venture with another entity; or (iv) dissolution of the enterprise. In addition, PRC government approval is necessary for increases in authorized registered capital and for certain borrowings.

     The Joint Venture also is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with these regulations, the management of the Joint Venture may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of its employees. The term of a Sino-foreign equity joint venture enterprise may be extended with the agreement of all the partners, subject to the approval of the relevant PRC governmental authorities. Pursuant to the Equity Joint Venture Law, Sino-foreign equity joint venture enterprises may be terminated prior to the expiration of their term in certain limited circumstances, such as the inability of the enterprise to conduct its business owing to a breach by one of its parties, insolvency, or force majeure. Upon termination, the board of directors establishes a liquidating committee to dissolve the enterprise, which dissolution is subject to PRC government review and approval.

     The Chinese Legal System

     The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which we believe are not qualitatively different from the General Corporation Laws of the several states, but without the body of case law that aids in the interpretation of those laws. Similarly, the PRC's accounting laws mandate certain accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with PRC's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

     Second, while the procedures related to the enforcement of substantive rights may appear less clear than United States procedures, Chinese Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. The terms of the JV Agreement provide that all business disputes pertaining to the JV Agreement will be resolved by the China International Economic and Trade Arbitration Commission (CIFTAC). We believe that we will not assume a disadvantaged position with regard to the resolution by the CIFTAC of any such dispute, given our JV partner's status as a subsidiary of a Chinese state-owned enterprise. Therefore, as a practical matter, although no assurances can be given, we believe that the Chinese legal infrastructure, while different in operation from its United States counterpart, is not likely to present any significant impediment to the operation of Foreign Invested Enterprises.

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

     To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

Research and Development

     The Company and the Joint Venture have not conducted any research and development.

Environmental Compliance

     The Company and the Joint Venture are in compliance with the local environmental laws. The cost of such compliance is minimal to the Company.

Employees

     As of December 31, 2004, the Company had no full-time employees whereas the Baoding Joint Venture had approximately 163 employees under the following departments:

                     Department                    No. of Employees
                     ----------                    ----------------
                Management                                24
                Finance and Accounting                    9
                Information Technology                    14
                Sales and Marketing                       30
                Customer Services                         13
                Operation                                 37
                Construction                              23
                Others                                    13



                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment in China Cable and Communications, Inc. ("CCCI"). The risks and uncertainties described below are not the only ones facing CCCI, and there may be additional risks that we do not presently know of or that we consider immaterial. All of these risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

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

     Establishing and maintaining good relationships with our Chinese Joint Venture partner is critical to the ability of the Joint Venture to generate sufficient revenues to achieve commercial success, but we may have conflicts of interests with our partner. Although we hold five out of nine board seats and control the Board of Directors of Baoding, the day-to-day operation of Baoding still relies on cooperation from our Chinese Joint Venture partner. It is critical that we maintain a good working relationship and understanding with our Chinese Joint Venture partner.

     Although, to date, we have not experienced any significant problems with our Joint Venture partner, the occurrence of such a problem could have an adverse effect on the value of your investment.

New developments and acquisitions may fail to close or to perform as we expect.

     On June 14, 2004, the Company announced that it had entered into an agreement to acquire, in a number of phases, from Beijing Zhongminjing Technology Development Co., Ltd., through an arms length commercial transaction, a two core fiber optic backbone network covering 410 cities nationwide with a total physical length of 34,800 kilometers (approximately 20,880 miles) in China. This backbone network covers all 23 provinces, 5 autonomous regions, and 4 centrally administrative municipalities. Completion of this transaction is subject to due diligence and third party determination of the values upon which the purchase price will be based and obtaining of the business license for operation of this network from the Ministry of Information Industry ("MII") of the PRC. There is no assurance that the Company will acquire the necessary business license.

     The failure to close an acquisition may have direct economic losses. In November 2003, the Company paid a $3,000,000 refundable deposit to the owner of Macau Media Holdings Limited ("Macau Media") under a letter of intent for the Company's proposed acquisition of Macau Media and its subsidiaries. The completion of the proposed acquisition was subject to due diligence and Chinese government approval for the renewal of Macau Media's satellite broadcasting license.

     The purchase price for Macau Media was originally to consist of $3,000,000 in cash and 8,500,000 shares of Company common stock. If the proposed acquisition was not completed, the deposit of $3,000,000 would be refunded.

     In early 2005, the Company received notice from Macau Media that the Chinese government did not approve the renewal of Macau Media's satellite broadcasting licenses. Management of the Company has determined that the owner of Macau Media is not financially capable of repaying the $3,000,000 deposit. Accordingly, the deposit has been fully reserved in the accompanying statements of operations and comprehensive income for the year ended December 31, 2004.

     Any acquisitions would be accompanied by other risk commonly encountered in such transactions, including the following:

     o difficulties integrating the operations and personnel of acquired companies;

     o the additional financial resources required to fund the operations of acquired companies;

     o    the potential disruption of our business;

     o our ability to maximize our financial and strategic position by the incorporation of acquired product, services or businesses with our current product and services offerings;

     o the difficulty of maintaining uniform standards, controls, procedures and policies;

     o    the potential loss of key employees of acquired companies;

     o the impairment of employee and customer relationships as a result of changes in management;

     o    significant expenditures to consummate acquisitions.

     Any of these factors may divert our management's time and resources in running our operations, and may otherwise, have a material adverse effect on our business.

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

     As of April 5, 2005, Kingston Global Co., Ltd. ("Kingston") owned approximately 63.48% of our Company's issued Common Stock. Kingston is a wholly owned subsidiary of Faithful Union Limited ("FUL"). Mr. Hong Tao Li, a Director of the Company and CCCL, owns 100% of FUL. As a result, Mr. Li can exercise substantial influence over our affairs.

We are currently the subject of and occasionally may become subject to legal disputes that could harm our business.

     As discussed in Item 3 below, we are currently subject to a legal claim filed on July 26, 2004, in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem its Preferred Stock.

     In addition, from time to time we become engaged in legal disputes such as claims by consultants or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. We intend to vigorously defend against any such claims. However, even if we prevail in disputes such as this, the defense of these disputes will be expensive and time-consuming and may distract our management from operating our business.

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

China's economic, political and social conditions as well as government policies could affect our business.

     All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

     o    Government involvement;

     o    Level of development;

     o    Growth rate;

     o    Control of foreign exchange; and

     o    Allocation of resources.

     The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

     The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

     o    Changes in the rate or method of taxation;

     o Imposition of additional restrictions on currency conversion and remittances abroad;

     o    Reduction in tariff or quota protection and other import restrictions;
          and

     o Changes in the usage and costs of state-controlled telecommunications services.

     In addition, if the Chinese government eases restrictions on the ability of foreign entities to participate in the China's cable television business, it could materially increase the competition we face.

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

     Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable, but there is no assurance that the stability will continue. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated. In particular, an appreciation of the Renminbi is likely to decrease the portion of our cash flow required to satisfy our foreign currency-denominated obligations. Exchange rate fluctuations may adversely affect distributions from our investment in Baoding, which are denominated in Renminbi, and the value of our investment in the Joint Venture in China.

The Chinese legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to you.

     China's legal system is a system based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the PRC, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as China's legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

We may experience lengthy delays in resolution of legal disputes.

     As China has not developed a dispute resolution mechanism similar to the Western court system, dispute resolution over Chinese projects and joint ventures can be difficult and there is no assurance that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

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

     Sales of our Common Stock in the public market could lower the market price of our Common Stock. These sales could also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management team deems acceptable or at all. A market price below $0.70 per share for a period of time also could obligate the Company to repurchase shares sold in a prior financing.

Our Common Stock is a Penny Stock as defined in the Exchange Act and an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.

     Our Common Stock is classified as penny stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our headquarters are located in a facility consisting of approximately 3,000 square feet located at No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District, Beijing, the People's Republic of China. The monthly lease payments are paid by Faithful Union Limited, which is the 100% owner of Kingston, which in turn beneficially owns approximately 63.48% of the company's Common Stock.

     The Joint Venture occupies an office and central broadcasting control centre that are situated at the Pascali Building in Baoding City free of charge. The Pascali Building is owned by the holding company of the PRC Joint Venture partner.

     The current facilities occupied by the Company and its Joint Venture will be able to meet the Company's operational needs for the coming two to three years.

ITEM 3. LEGAL PROCEEDINGS

     Except for the pending litigation with the purchaser of its 8% redeemable preferred stock described below, we are not a party to any pending or, to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company.

The Company is currently in litigation with the purchaser of its 8% Redeemable Convertible Preferred Stock.

     On September 24, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share (the "Purchase Price"), or an aggregate purchase price of $4,000,000. The Company is required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock) is equal to or less than $0.70, the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

     On June 14, 2004 the Purchaser requested that the Company redeem the Preferred Stock as the market price of the Company's common stock was equal to or less the $0.70 per share for more than ten consecutive trading days.

     On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. The Purchaser is seeking the redemption price of $4,606,897; accrued unpaid dividends equal to $220,226; interest of $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief. The Company retained counsel to represent it in this matter and filed its answer to the complaint. While we are defending the claim, we are also, through our appointed attorney, in negotiations with the Purchaser to settle this claim out of court.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $177,600 for the period from June 14, 2004 to December 31, 2004 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

     The Company, through its appointed attorney, is now negotiating with the Purchaser to settle the complaint out of court.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     No matters were submitted for the vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Common Equity

     The following table sets forth, for the respective periods indicated, the high and low bid information for our Common Stock in the over-the-counter bulletin board as reported by http://finance.yahoo.com. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. At April 29, 2005, our Common Stock was quoted under the symbol "CCCI.OB" and had a closing bid price of $0.20. All bid prices below have been rounded to the nearest whole cent. Effective May 10, 2003, we changed our fiscal year end from October 31 to December 31.

                                                              Bid Prices
                                                        ----------------------
                                                         High             Low
                                                        ------           -----
     Fiscal Year Ended December 31, 2004
     -----------------------------------
       Fourth Quarter                                   $0.48            $0.28
       Third Quarter                                    $0.63            $0.26
       Second Quarter                                   $1.07            $0.48
       First Quarter                                    $3.04            $0.65

     Fiscal Year Ended December 31, 2003
     -----------------------------------
       Fourth Quarter                                   $2.13            $0.94
       Third Quarter                                    $3.60            $0.32
       Second Quarter                                   $0.85            $0.40
       First Quarter                                    $1.01            $0.29

     Transition Period Ended December 31, 2002          $0.60            $0.40
     -----------------------------------------

     Fiscal Year Ended October 31, 2002
     ----------------------------------
       Fourth Quarter                                   $0.16            $0.16
       Third Quarter                                    $0.16            $0.16
       Second Quarter                                   $0.00            $0.00
       First Quarter                                    $0.00            $0.00


Stockholders Of Record

     As of April 29, 2005, the number of record holders of our common stock was approximately 3,100.

Dividends

     We have not declared or paid, and do not anticipate declaring or paying in the near future, any dividends on our common stock.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

     The following issuances were made during the fourth quarter of the fiscal year ended December 31, 2004, all pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

     On November 18, 2004, the Company issued to an attorney a total of 15,000 shares of the Company's common stock for legal services rendered to the Company by the attorney. The fair market value of the Company's common stock as of November 18, 2004 was $0.38 per share.

     On November 22, 2004, the Company issued to an outside independent consultant a total of 3,000,000 shares of the Company's common stock for merger and acquisition and strategic planning services rendered to the Company by the consultant, pursuant to a consulting agreement with the Company. The fair market value of the Company's common stock as of November 22, 2004 was $0.39 per share.

     On December 14, 2004, the Company issued to Raymond Kwan, our Chief Executive Officer and a Director, a total of 36,000 shares of Company common stock valued at a total of $11,520 for services provided to the Company by Mr. Kwan during the months of October to December 2004, pursuant to Mr. Kwan's compensation agreement with the Company.

     On December 14, 2004, the Company issued to Yau-Sing Tang, our President, Chief Financial Officer and a Director, a total of 90,000 shares of Company common stock valued at a total of $28,800 for services provided to the Company by Mr. Tang during the months of October to December 2003, pursuant to Mr. Tang's compensation agreement with the Company.

     On December 14, 2004, the Company issued to George Raney, our Senior Vice President of Corporate Development and a Director, a total of 21,000 shares of Company common stock valued at a total of $6,720 for services provided to the Company by Mr. Raney during the months of October to December 2003, pursuant to Mr. Raney's compensation agreement with the Company.

     On December 14, 2004, the Company issued to Jenny Qiu, our Independent Non-executive Director, a total of 12,500 shares of Company common stock valued at a total of $4,000 for acting as the independent non-executive director during the months of September to December 2004.

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

Overview
--------

     The Company was incorporated in the State of Delaware on November 27, 1984. Prior to February 2003, the Company had no business operations. From February 2003, as a result of a reverse merger, the Company, through its wholly-owned subsidiary, Broadway Offshore Limited ("Broadway Offshore"), which was incorporated under the laws of the British Virgin Islands, has owned 49% of the issued and outstanding shares of capital stock on a fully diluted basis of Baoding Pascali Broadcasting Cable Television Integrated Information Networking Co., Ltd. (the "Joint Venture"). The Joint Venture is a Sino-foreign joint venture established in the People's Republic of China (the "PRC"), between Broadway Offshore and Baoding Pascali Multimedia Transmission Networking Co., Ltd. ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Co., Ltd., a Chinese state-owned enterprise.

     The Joint Venture was formed on July 23, 1999, when Baoding Multimedia and Solar Touch signed a joint venture contract (the "JV Agreement") and the articles of association of the Joint Venture (the "JV Articles"). The JV Agreement and JV Articles provide that the total amount of investment of the Joint Venture was RMB122.425 million (or approximately US$14.8 million); and that the registered capital stock of the Joint Venture was RMB70 million (or approximately US$8.46 million). The JV Agreement and JV Articles also provide that Baoding Multimedia's contribution to the Joint Venture was Baoding Multimedia's network and related facilities with a value of RMB21.7 million, plus intangible assets (including licenses, business goodwill) valued at RMB14 million which was equal to 51% of the registered capital of the Joint Venture and that Solar Touch's contribution was an investment of US$4.14 million (or RMB34.3 million) in cash which was equal to 49% of the registered capital. On July 28, 1999, the Management Commission of the Baoding Hi-Tech Industrial Development Area approved the JV Agreement and JV Articles as well as the members of the board of directors of the Joint Venture. On August 5, 1999, a Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC for the Joint Venture was issued and on August 16, 1999, the Business License for the operations of the Joint Venture was issued.

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

     On May 6, 2003, Solar Touch transferred its 49% interest in the Joint Venture to its wholly-owned subsidiary, Broadway Offshore. On December 29, 2003, Baoding Multimedia transferred a 3% interest in the Joint Venture to the Baoding Pascali Cable Television Network Workers Stockholding Association. On the same date, the JV Agreement and JV Articles were amended to reflect the correct shareholdings of Broadway Offshore, Baoding Multimedia and Baoding Pascali Cable Television Network Workers Stockholding Association. Also, the total number of board of directors of the Joint Venture increased to nine pursuant to the Amended Joint Venture Agreement dated December 29, 2003 (the "Amended JV Agreement"). In February 2004, the Company sold its intermediate holding company, Solar Touch, to an independent third party and as a result, the Company directly owns a 100% interest in Broadway Offshore.

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

     On July 1, 2003, the Company changed its name from Nova International Film, Inc. to China Cable and Communication, Inc.

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of the Company's financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     The Company considers the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

          Investment in Joint Venture: On and before December 31, 2003, the Company accounted for its 49% ownership interest in Baoding joint venture using the equity method of accounting. However, effective on January 1, 2004, the Company assumed control of the board of directors of Baoding joint venture by appointing five out of nine of its directors and filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company. Accordingly, effective on January 1, 2004, the Company has accounted for Baoding joint venture as a subsidiary and its accounts are consolidated.

          Revenue recognition: Revenue from the provision of subscription television services is recognized at the time when the services are provided. Customers are billed on a quarterly basis for the analog television services and on an annual basis for the digital television services. Highspeed internet service customers are billed on a monthly basis. Prepayment from all of the customers are deferred to the appropriate period of services. Installation fee income is recognized upon completion of the related installation work.

Results of operations
---------------------

     For the year ended December 31, 2003, the Company accounted for its investment in the Baoding Joint Venture under the equity method. Effective January 1, 2004, the Company gained control of Baoding Joint Venture, and accordingly, has presented consolidated results of operations for the year ended December 31, 2004.


The year ended December 31, 2004 compared to the year ended December 31, 2003
-----------------------------------------------------------------------------

Revenue

     Our revenue of $4,651,440 for the year ended December 31, 2004 represents the installation and subscription fees, premium digital service fees and added value services fees of our Baoding Joint Venture received and to be received, net of service tax. The Company had no revenue for the year ended December 31, 2003 because Baoding was accounted for using the equity method in the last year.

Consulting Expenses

     Total consulting expenses decreased by $1,798,631, representing a 40.9% decrease to $2,600,354 for the year ended December 31, 2004 from $4,398,985 for the year ended December 31, 2003. The decrease was primarily attributable to the decrease in deferred consulting fees that resulted from the decrease in issuance of the Company's common stocks to consultants for their services rendered and the fall in the Company's stock price in determining the fair market value of those common stocks in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation".

Directors' compensation

     Total directors' compensation decreased by 58.5% to $501,313 for the year ended December 31, 2004 from $1,209,152 for the year ended December 31, 2003. The decrease was primarily attributable to the combined effect of the reduction in directors' compensation in shares and the fall in the Company's stock price over the year as most of the directors' compensation was in shares.

Operating Expenses

     Total operating expenses increased by $1,485,657 from $38,250 for the year ended December 31, 2003 to $1,523,907 for the year ended December 31, 2004, and this total represents the operating expenses incurred by both the Company and our Baoding Joint Venture. Total operating expenses for the year ended December 31, 2003 represent expenses incurred by the Company only. Excluding total operating expenses of Baoding Joint Venture of $1,354,797, the Company's operating expenses were $169,110 for the year ended December 31, 2004. As compared to the Company's operating expenses of $38,250 for the year ended December 31, 2003, the increase of $130,860 was mainly because of the increase in business trip and entertainment expenses and employment of one part-time assistant to the Chief Financial Officer.

Merger costs

     For the year ended December 31, 2004, the Company reported no merger costs whereas for the corresponding year of 2003, the Company incurred merger costs of $3,720,416 as a result of the reverse merger that took place in 2003.

Provision for doubtful debt

     The provision for doubtful debt consists of a doubtful debt provision made for a refundable deposit of $3,000,000 and a doubtful debt provision made for accounts receivable of our Baoding Joint Venture of $219,786.

     The refundable deposit of $3,000,000 was originally paid to the owner of Macau Media Holdings Limited ("Macau Media") for the proposed acquisition of Macau Media and its subsidiaries. Since the conditions precedent to the completion of the acquisition including due diligence and Chinese government approval for the renewal of Macau Media's satellite broadcasting licenses could not be satisfied, the proposed acquisition could not proceed. The deposit should be refundable to the Company. However, the Company is uncertain as to whether it would ever be able to recover the full amount of the deposit from the owner of Macau Media. Therefore, the Company considered a full provision for the deposit necessary.

Interest income (expenses), net

     Interest expenses, net for the year ended December 31, 2004 was $176,784, as compared to interest income, net of $5,201 for the year of 2003. The significant change was primarily resulted from the inclusion of an interest on debt of $177,600 owing to the preferred stockholders. The interest was accrued at $888 per day for the period from June 14, 2004, the date of redemption, to December 31, 2004.

Other income (expenses), net

     Other income, net for the year ended December 31, 2004 was $58,496, as compared to other expenses of $306 for 2003. The significant change was primarily caused by the inclusion of a write-back of the previous provision for other receivables of $52,117. There was no such write-back in 2003.

Equity in earnings of investment

     For the year ended December 31, 2003, we accounted for the Baoding Joint Venture as an investment in a joint venture using the equity method of accounting. The equity in earnings of investment in 2003 represented the Company's 49% share of undistributed earnings of its investment in the Baoding Joint Venture. As discussed above, starting as of January 1, 2004, the Baoding Joint Venture accounts have been consolidated with ours and, therefore, no equity in earnings of investment has been recorded.

Provision for income taxes

     As the Baoding Joint Venture recorded income whereas the Company itself incurred a loss, the $28,910 provision for income taxes for the year ended December 31, 2004 represented the PRC income taxes incurred by the Baoding Joint Venture only. The Baoding Joint Venture is subject to total taxes at 13% (10% federal income tax plus 3% local income tax). No provision for income taxes was recorded for 2003 because the Company was not subject to any tax and the Baoding Joint Venture accounts had not yet been consolidated with ours.

Minority interest

     For the year ended December 31, 2004, the minority interest represented the profit of the Baoding Joint Venture attributable to the 51% equity interest not owned by the Company. No minority interest was recorded for 2003 as the Baoding Joint Venture accounts had not yet been consolidated with ours. The balance of the minority interest as of December 31, 2004 was reduced by the receivable due from Baoding's PRC 48% Joint Venture partner in anticipation of the proposed dividend on the Baoding joint venture level.

Deemed dividends

     For the year ended December 31, 2004, the Company recorded deemed dividends of $60,249 on its redeemable convertible preferred stock whereas the Company recorded deemed dividends of $4,033,028 for the year ended December 31, 2003. The substantial decrease in deemed dividends was caused by the fall in share price well below the fixed conversion price of the Preferred Stock.

Net loss available for common stockholders

     Net loss decreased to $7,461,955 for the year ended December 31, 2004 from $13,107,789 for the corresponding year of 2003, representing a decrease of $5,645,834 or 43.0%. This decrease is primarily due to the combined effects of the increase in operating expenses (Company only) of $130,860, the provision for doubtful accounts of $3,000,000 for the refundable deposit (Company only), interest expenses, net of $181,985 and $ 567,286 of amortization of issuance costs of the mandatorily redeemable preferred stock, and the decrease in profit attributable to our Baoding Joint Venture of $57,694, consulting fees of $1,798,631, directors' compensation of $707,839, merger costs of $3,720,416, deemed dividends on preferred stock of $3,972,779 and the adjustment to reflect preferred stock becoming mandatorily redeemable at fair value of $606,897.

     The profit attributable to the Baoding Joint Venture for the year ended December 31, 2004 was $575,034, as compared to the equity in earnings of joint venture of $632,728 for the corresponding year of 2003, which represents a decrease of $57,694, or 9.12%. The deterioration in the results of our Baoding Joint Venture was caused by the combined effect of the increase in other expenses, net of $503,396 and provision for doubtful debt of $219,786 and decrease in the provision for income taxes of $133,149.

Financial condition, liquidity, capital resources
-------------------------------------------------

     For the year ended December 31, 2004, we generated cash from operating activities of $2,558,912 and we used $2,878,735 to purchase property, plant and equipment and further advanced $594,713 to the PRC joint venture partner. We received cash advance from a stockholder and director in the amount of $187,959 and down payment made on behalf of the joint venture by a director of the PRC Joint Venture in the amount of $45,094.

     As of December 31, 2004, the Company had cash and cash equivalents of $117,197. Our current assets were $1,119,574 and our current liabilities were $9,879,767, which resulted in a current ratio of 0.11. We had no capital expenditure commitments outstanding as of December 31, 2004.

     As described in the "Legal Proceedings" section in this Form 10KSB, the Company is currently involved in litigation with Gryphon Master Fund, L.P. ("Gryphon") regarding Gryphon's investment in the Company's 8% Redeemable Convertible Preferred Stock (the "Preferred Stock"). Gryphon has filed a complaint alleging that the mandatory redemption feature of the Preferred Stock has been triggered and that the Company is required to redeem the Preferred Stock at the redemption price of $4,606,987 plus accrued unpaid dividends, interest and costs. The Company has retained counsel to represent it in this matter. While we are defending the claim, we are also, through our appointed attorney, in negotiations with the Purchaser to settle this claim out of court.

     Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $177,600 for the period from June 14, 2004 to December 31, 2004 as a current liability on its consolidated balance sheet. The Company has accounted for the difference between the minimum Preferred Stock redemption amount of $4,000,00 and the cash redemption price of $4,606,897 as a reduction of Additional Paid-in Capital. In addition, for the year ended December 31, 2004, the Company has expensed unamortized transaction costs amounting to $ 567,286 relating to the original Preferred Stock issuance. The Company currently believes that the recorded liability is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when, and if, declared by the Board of Directors of the Company. The Company's Board of Directors has not declared any dividends on the Preferred Stock as of December 31, 2004.

     The Company, through its appointed attorney, is now negotiating with the Purchaser to settle the complaint out of court.

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $6,794,809 and $9,074,761 during the fiscal years ended December 31, 2004 and 2003, respectively, and our current liabilities exceeded our current assets by $8,760,193 at December 31, 2004 whereas our current assets exceeded our current liabilities by $2,113,578 at December 31, 2003. These factors create substantial doubt about our ability to continue as a going concern.

     Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

     As a result of the aforementioned conditions, the Company's registered independent public accountants, in their independent auditors' reports on the consolidated financial statements as of and for the year ended December 31, 2004 have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Plan of Operation
-----------------

     We do not anticipate generating sufficient positive internal operating cash flow to meet our financial obligations and fund our planned operations until such time as we generate substantial revenues, which may take the next few years to fully realize. In 2005, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

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

Recent accounting pronouncements
--------------------------------

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN-46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 did not have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 has a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have any effect on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share Based Payments, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of non-monetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements and schedules that constitute Item 7 are attached as Exhibits a(1) and a(2) of Item 13 of this Annual Report on Form 10-KSB. An index to these Financial Statements and Schedules is also included in Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. INTERNAL CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table and text sets forth the names and ages of all directors and executive officers of the Company as of April 29, 2005. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. While the directors are elected in this manner, the Company has entered into Compensation Agreements with certain of its directors, which provide compensation for these directors over a period of two years. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name                         Age        Position(s)
----                         ---        -----------
Raymond Ying-Wai Kwan        40         Chief Executive Officer and Director

Yau-Sing Tang                42         President, Chief Financial Officer and
                                        Director

George Raney                 44         Senior Vice President of Corporate
                                        Development and Director

Da-Xiang Zhang               47         Deputy Chairman of the Board

Kai-Jun Yang                 48         Chairman of the Board

Hong-Tao Li                  35         Chief Operating Officer, Vice President
                                        of Project Development and Director

Yong-Xiang Chen              36         Director

Paul Zee-Ho Tsang            43         Director

Zhi-Tang Li                  58         Director

Jian-Hua Li                  40         Director


Biographies of Directors and Executive Officers
-----------------------------------------------

     Raymond Ying-Wai Kwan has served as Chief Executive Officer and Director since February 2003. Since 2002, Mr. Kwan has served as Chairman and Chief Executive Officer of Solar City Limited. From April 2002 to October 2004, Mr. Kwan served as the independent non-executive director of China Convergent Corporation Limited ("CCCL"). From 2001 to 2002, Mr. Kwan served as General Manager of INTEGER Hong Kong Pavilion Ltd. From 1997 to 2001, he served in various executive posts in CIL Holdings Ltd., a company listed on The Stock Exchange of Hong Kong Limited.. Mr. Kwan has over 17 years of experience in strategic planning, product marketing and management. He is a summa cum laude graduate of Regis University in Denver, Colorado, United States with degrees in Accounting and Mathematics.

     Yau-Sing Tang has served as Chief Financial Officer and Director since February 2003. Mr. Tang served as Chairman of the Board from February 2003 to October 2003 and thereafter he assumed the position of President of the Company. From January 2002 to October 2004, Mr. Tang served as Chief Executive Officer and Executive Director of CCCL. Since November 2000, Mr. Tang has served as Managing Director of GC Alliance Limited, a Certified Public Accountants firm in Hong Kong. Prior to that, Mr. Tang served as Deputy Chairman and Chief Executive Officer of Prosper eVision Limited (Stock Number 979), a company listed on The Stock Exchange of Hong Kong Limited, and CCCL. Mr. Tang has over 18 years of experience in accounting, finance, corporate finance and management, especially management of listed companies in Hong Kong, Australia and companies listed on NASDAQ. He is a practicing certified public accountant of both the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants and holds a Bachelor Degree in Social Sciences (major in Management Studies) from the University of Hong Kong.

     George Raney has served as Director since February 2003 and Senior Vice President of Corporate Development since October 2003. From 2000 until 2003, Mr. Raney served as Vice President of China Convergent Corporation Limited. Prior to that, Mr. Raney provided corporate development consulting through Raney & Associates. Mr. Raney has over 11 years of experience in corporate finance and corporate development in the United States. He previously worked in Beverly Hills, California for Millennium Capital Partners where he specialized in originating, structuring and executing private placements and sourcing strategic U.S. acquisitions for PRC clients. He received his M.B.A. in Finance and International Business from the University of Michigan and his B.A. in Economics from Ohio State University.

     Da-Xiang Zhang has served as Deputy Chairman of the Board since October 2003. From 1999 to October 2004, Mr. Zhang served as Executive Director and Executive Chairman of CCCL. Prior to that, Mr. Zhang served as Deputy General Manager of Beijing Da You Group Company Limited and China Great Wall Real Estate Group Company. Mr. Da-Xiang Zhang also is the Chairman of the Board of Directors of CCCL and has over 21 years of experience in business administration in the PRC.

     Kai-Jun Yang has served as Chairman of the Board since October 2003 and has over 26 years of experience in finance and corporate management. Since December 2002, Mr. Yang has served as financial controller and executive director of Beijing Tung Wah Investment Company Limited. From October 2003 to October 2004, Mr. Yang was a member of the Board of Directors of CCCL. From January 2001 to December 2002, Mr. Yang served as executive director and financial controller of Beijing Jing Long Chang Trading Company Limited. From 1997 to 2000, Mr. Yang served as financial controller of Hong Kong Yu Gang Group Company Limited. He held various senior management positions in various enterprises with different industries in the PRC. He is a certified public accountant in the PRC and is the financial controller of Beijing Tung Wah Investment Company Limited, a company established in Beijing.

     Hong-Tao Li has served as Chief Operating Officer, Vice President of Project Development and Director since October 2003 and has over 13 years of experience in direct investment and corporate management. Since 1997, Mr. Li has served as the general manager of Beijing Tung Wah Investment Company Limited. He is the general manager of Beijing Tung Wah Investment Corporation Limited. From October 2003 to October 2004, he was a member of the Board of Directors of CCCL.

     Yong-Xiang Chen has served as a member of the Board of Directors since October 2003 and has over 14 years of experience in corporate management. Since 1997, Mr. Chen has served as the general manager of Beijing Zhi Wo Zhong Cheng Technology Company Limited.

     Paul Zee-Ho Tsang joined the Board of Directors in March 2005 and became the Chairman of the Company's Audit Committee. From February 2005, Mr. Tsang has been a senior consultant of Morrison & Company Limited. Prior to that, he was the chief financial officer of a private group principally engaged in property development, and telecommunication infrastructure services in the PRC; and an associate director of Deloitte & Touche Corporate Finance Limited, the corporate finance arm of Deloitte in Hong Kong. Before 2001, he served as a senior corporate finance executive officer of Century City International Holdings Limited, a company listed on The Stock Exchange of Hong Kong Limited. He has over 19 years of experience in corporate finance, capital market fund raising and merger and acquisitions in Hong Kong, Canada, the United States and the PRC. He holds a Bachelor of Social Sciences (Honours) degree from the University of Hong Kong and is a member both of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

     Zhi-Tang Li joined the Board of Directors in July 2004 and is a member of the Company's Audit Committee. He has more than 31 years of experience in telecommunication industry in the PRC. He is a Vice-President of China International Telecommunication Construction Corporation. Prior to joining China International Telecommunication Construction Corporation in 1993, he was senior officer of Ministry of Post and Communication of the China government. He serves as Assistant Director of Design and Engineering Specialized Committee of Communication Management Committee of China Communication Institute. He graduated from Beijing College of Post and Communication, majoring in wireless communication in 1974.

     Jian-Hua Li joined the Board of Directors in July 2004 and is a member of the Company's Audit Committee. He has more than 20 years of experience in general management. He has been a deputy general manager of H.L. Glory Holdings Limited since January 2000. Prior to that, Mr. Li was an Assistant Manager of Beijing Jing Long Chang Sheng Mao Company Limited. He received a Masters Degree in Finance from The Chinese Academy of Social Sciences.

Family Relationships

     There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Audit Committee and Independent Directors

     In July 2004, the Company formed its first audit committee which currently consisted of Jenny Qiu,, Zhi-Tang Li and Jian-Hua Li. All of them were considered to be independent. Ms. Qiu was elected as the Chairman of our audit committee upon formation of audit committee in July 2004 and she is a certified public accountant in the U.S. Ms. Jenny Qiu resigned as director of the Company effective on March 1, 2005 and Mr. Paul Zee-Ho Tsang was appointed as director of the Company to fill in the vacancy left by Ms. Qiu. Mr. Tsang became the Chairman of our audit committee and is also the financial expert serving the Company's audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2004, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that (i) Paul Zee-Ho Tsang was late in filing a Form 3 to report his initial beneficial ownership of the Company after becoming a Director in March 2005. In making these statements, the Company has relied upon representations and its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2004 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive and financial officers. The Company plans to establish and adopt a code of ethics by the end of the second quarter of 2005.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our directors.. Except for those disclosed below, no other executive officers received compensation in excess of $100,000 during the year ended December 31, 2004. All figures are in US dollars.

                                                                              Long Term Compensation
                                                                              -------------------------
                         Annual Compensation                                  Awards       Payouts
                         ----------------------------                         --------     ------------
                                                                              Restricted
Name and                                                   Other Annual       Stock                      LTIP       All Other
Principal Position       Year    Salary         Bonus      Compensation       Awards       Options/SARs  Payout     Compensation
------------------       ----    ------         -----      ------------       ------       ------------  ------     ------------
Raymond Ying-Wai         2004    $50,000(1)     0          $84,240(1)         0            0             0          0
Kwan (1), CEO            2003    $7,692(1)      0          $141,600(1)        0            0             0          0
                         2002    0              0          0                  0            0             0          0


Yau-Sing Tang,           2004    $83,333(2)     0          $210,600(2)        0            0             0          0
President and Chief      2003    $12,820(2)     0          $354,000(2)        0            0             0          0
Financial Officer(2)     2002    0              0          0                  0            0             0          0

George Raney, Senior     2004    $20,000(3)     0          $49,140(3)         0            0             0          0
Vice President of        2003    $5,000(3)      0          $68,040(3)         0            0             0          0
Corporate                2002    0              0          0                  0            0             0          0
Development(3)

Jenny Jun Qiu, the       2004    0              0          $4,000             0            0             0          0
former Director (4)      2003    0              0          0                  0            0             0          0
                         2002    0              0          0                  0            0             0          0
----------------

                                       39

(1) Mr. Kwan was appointed CEO in February 2003. Pursuant to a Compensation Agreement dated effective February 28, 2003, Mr. Kwan is entitled to receive 12,000 shares of the Company's common stock each month for services provided to the Company. For the year ended December 31, 2004, 144,000 shares had been issued to Mr. Kwan pursuant to the Compensation Agreement. The closing bid price of the Company's common stock on December 30, 2004 was $0.32. In addition to the stock compensation, Mr. Kwan also received an annual cash compensation of HK$390,000 (approximately US$50,000) for the year ended December 31, 2004. The Compensation Agreement expired on February 28, 2005. The Company is now negotiating with Mr. Kwan on new terms of the Compensation Agreement.

(2) Mr. Tang was appointed CFO in February 2003 and was appointed President in October 2003. Pursuant to a Compensation Agreement dated effective February 28, 2003, Mr. Tang is entitled to receive 30,000 shares of the Company's common stock each month for services provided to the Company. For the year ended December 31, 2004, 360,000 shares had been issued to Mr. Tang pursuant to the Compensation Agreement. The closing bid price of the Company's common stock on December 30, 2004 was $0.32. In addition to the stock compensation, Mr. Tang also received an annual cash compensation of HK$650,000 (approximately US$83,333) for the year ended December 31, 2004. The Compensation Agreement expired on February 28, 2005. The Company is now negotiating with Mr. Tang on new terms of the Compensation Agreement.

(3) Mr. Raney was appointed Senior Vice President of Corporate Development in October 2003. Pursuant to a Compensation Agreement dated effective February 28, 2003, Mr. Raney is entitled to receive 7,000 shares of the Company's common stock each month for services provided to the Company. For the year ended December 31, 2004, 84,000 shares had been issued to Mr. Raney pursuant to the Compensation Agreement. The closing bid price of the Company's common stock on December 30, 2004 was $0.32. In addition to the stock compensation, Mr. Raney also received an annual compensation of US$20,000 for the year ended December 31, 2004. The Compensation Agreement terminates upon the earlier of February 28, 2005 or the date on which Mr. Raney no longer serves as a Director.

(4) Ms. Jenny Jun Qiu was appointed Director and Chairman of Audit Committee in July 2004 and resigned effective March 1, 2005. For the year ended December 31, 2004, 12,500 shares had been issued to Ms. Qiu for her acting as independent director and Chairman of Audit Committee of the Company. The closing bid price of the Company's common stock on December 30, 2004 was $0.32.

     The Company has not entered into Director's Compensation Agreements with Da-Xiang Zhang, Kai-Jun Yang, Hong-Tao Li, Yong-Xiang Chen, Zhi-tang Li, Jian-hua Li and Paul Zee-ho Tsang at this time. For the year ended December 31, 2004, the Company issued a total of 600,500 shares to the current and former directors.

2003 Stock Compensation Plan

     On May 23, 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") under which 10,000,000 shares of Common Stock are available for issuance with respect to awards granted to directors, officers, employees and independent contractors who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the year ended December 31, 2004 and 2003, a total of 4,115,500 and 5,680,000 shares respectively were issued pursuant to the Plan. For the year ended December 31, 2004 and 2003, a total of 0 and 100,000 warrants were issued pursuant to the Plan.

Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans

     Excluding the Company's Plan, we do not have any long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Employment Agreements

     We currently do not have any employment agreements with our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                        Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------
                                                                                               Number of Securities
                                                                                              Remaining Available for
                                                                                               Future Issuance under
                                Number of Securities to be                                      Equity Compensation
                                  Issued Upon Exercise of      Weighted-Average Exercise         Plans (Excluding
                                   Outstanding Options,      Price of Outstanding Options,    Securities Reflected in
        Plan Category               Warrants and Rights           Warrants and Rights              Column (a))*
----------------------------    --------------------------   -----------------------------    -----------------------
Equity compensation plans
approved by security holders              100,000                        $1.45                        104,500

Equity compensation plans not
approved by security holders                 0                             0                             0
                                --------------------------   -----------------------------    -----------------------

Total                                     100,000                          0                          104,500
                                ==========================   =============================    =======================

* In 2003, the Company adopted the 2003 Stock Compensation Plan under which
10,000,000 shares of common stock are available for issuance. During the years ended December 31, 2004 and 2003, the Company already issued 4,115,500 and 5,680,000 shares of the Company's common stock respectively, pursuant to the Plan.



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

     As of April 29, 2005, the Company had a total of approximately 76,928,260 shares of Common Stock issued and outstanding, and 2,758,621 shares of Preferred
Stock outstanding which are the only issued and outstanding voting equity securities of the Company.

     The following table sets forth, as of April 29, 2005: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock and/or Preferred Stock known to the Company, the number of shares of Common Stock or Preferred Stock beneficially owned by each such person, and the percent of the Company's Common Stock and Preferred Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock and Preferred Stock beneficially owned, and the percentage of the Company's Common Stock and Preferred Stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock and Preferred Stock, except as otherwise indicated.
Beneficial ownership consists of a direct interest in the shares of Common Stock or Preferred Stock, except as otherwise indicated.








                                                                                                           Percentage
                                                                                                           Ownership of
                                          Total            Percentage     Total            Percentage      Common Stock
                                          Number of        Ownership      Number of        Ownership       and Preferred
                                          Shares of        of             Shares of        of              Stock on an
                                          Common           Common         Preferred        Preferred       As-Converted
  Name, Address and Title                 Stock            Stock          Stock            Stock           Basis
------------------------------------      -----------      ---------      ----------       ----------      -------------
Raymond Ying-Wai Kwan                      274,000(1)       0.36%(1)             -0-             -0-          0.31%(1)
CEO and Director
One Pacific Place, Suite 805
88 Queensway
Hong Kong

Yau-Sing Tang                              720,000(2)       0.93%(2)             -0-             -0-          0.83%(2)
President and CFO
One Pacific Place, Suite 805
88 Queensway
Hong Kong

George Raney                               111,500(3)       0.14%(3)             -0-             -0-          0.12%(3)
Director and Senior Vice President of
Corporate Development
8400 Pershing Drive, Playa Del Rey,
California, USA

Da-Xiang Zhang                              1,200,000          1.56%             -0-             -0-            1.51`%
Deputy Chairman of the Board
Room 807 Block B, Jin Xiu Yuan Gong
Yu, Chao Yan Beijing, PRC

Kai-Jun Yang                                      -0-             0%             -0-             -0-                0%
Chairman of the Board
20/F, Yu Hai Yuan
5 Li, Fu Shi Lu
Haidian, Beijing, PRC

Hong-Tao Li                             48,835,776(4)      63.40%(4)             -0-             -0-         61.28%(4)
Director, Chief Operating Officer and
Vice President of Project Development
20-13-4, Beijing Shi Fan Xue Yuan,
Haidian, Beijing, PRC

Yong-Xiang Chen                                   -0-             0%             -0-             -0-                0%
Director
No. 9, 18th Floor, Shou Du Yuan
Haidian, Beijing, PRC

Paul Zee-Ho Tsang                                 -0-             0%             -0-             -0-                0%
Director and Chairman of Audit Committee

Jian-Tang Li                                      -0-             0%             -0-             -0-                0%
Director and a member of Audit Committee

Juan-Hwa Li                                       -0-             0%             -0-             -0-                0%
Director and a member o Audit Committee

All Directors  and Executive Officers   51,141,276(5)      66.39%(5)             -0-             -0-         64.05%(5)
(10 persons)



                                                                                                           Percentage
                                                                                                           Ownership of
                                          Total            Percentage     Total            Percentage      Common Stock
                                          Number of        Ownership      Number of        Ownership       and Preferred
                                          Shares of        of             Shares of        of              Stock on an
                                          Common           Common         Preferred        Preferred       As-Converted
  Name, Address and Title                 Stock            Stock          Stock            Stock           Basis
------------------------------------      -----------      ---------      ----------       ----------      -------------
Other 5% or Greater Owners:

Kingston Global Co., Ltd.               48,835,776(4)      63.48%(4)             -0-             -0-         61.28%(4)
No.22 Bei Xin Cun Hou Street
Xiang Shan, Haidian District
Beijing 100093 PRC.

Gryphon Master Fund, L.P.,               3,586,207(6)       4.66%(6)    2,758,621(6)            100%           4.5%(6)
500 Crescent Court, Suite 270
Dallas, TX  75201

Total of All Directors and Executive    54,727,483(7)      71.05%(7)    2,758,621(7)            100%         68.56%(7)
Officers and 5% or Greater Owners
----------------

(1) Includes 250,000 shares owned by Mr. Kwan. Also includes 24,000 shares to be issued to Mr. Kwan for the months of January and February 2005, pursuant to a Compensation Agreement by and between the Company and Mr. Kwan dated February 28, 2003, pursuant to which the Company will issue 12,000 shares of Common Stock to Mr. Kwan each month, in consideration for services rendered, through February 2005.

(2) Includes 660,000 shares owned by Mr. Tang. Also includes 60,000 shares to be issued to Mr. Tang for the months of January and February 2005, pursuant to a Compensation Agreement by and between the Company and Mr. Tang dated February 28, 2003, pursuant to which the Company will issue 30,000 shares of Common Stock to Mr. Tang each month, in consideration for services rendered, through February 2005.

(3) Includes 97,500 shares owned by Mr. Raney. Also includes 14,000 shares to be issued to Mr. Raney for the month of January and February 2005, pursuant to a Compensation Agreement by and between the Company and Mr. Raney dated February 28, 2003, pursuant to which the Company will issue 7,000 shares of Common Stock to Mr. Raney each month, in consideration for services rendered, through February 2005.

(4) Kingston is a company organized under the laws of the British Virgin Islands and is a wholly-owned subsidiary of Faithful Union Limited ("FUL"). FUL is beneficially and wholly owned by Mr. Hong-Tao Li, Director, Chief Operating Officer and Vice President of Project Development of the Company. As a result, Mr. Li will be deemed to beneficially own the Kingston shares.

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

(7)  Includes Footnotes (1) - (6).

Change in Control
-----------------

     The Majority Stockholder of China Cable and Communication, Inc. (the "Company") is Kingston Global Co. Ltd. ("Kingston"), a company organized under the laws of the British Virgin Islands. Kingston currently beneficially owns 48,835,776 shares, approximately 63.48% of the Company's issued and outstanding common stock of 76,928,260 shares as of April 29, 2005.

     Kingston is 100% directly owned by Faithful Union Limited which is in turn wholly owned by Mr. Hong-Tao Li, a Director, Chief Operating Officer and Vice-President of Project Development of the Company. In October 2004, China Convergent Corporation Limited ("CCCL") transferred 100% interest in Kingston to Faithful Union Limited, the major shareholder of CCCL to settle the debt due by CCCL to Faithful Union Limited ("FUL"). As a result of this transfer, Kingston became a wholly owned subsidiary of FUL and Mr. Li is deemed to beneficially own the 48,835,776 shares of the Company's common stock which is directly owned by Kingston.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Faithful Union Limited, a company wholly owned by Mr. Hong Tao Li, a Director, Chief Operating Officer and Vice-President of Project Development advanced $187,959 and $75,923 to the company during the year ended December 31, 2004 and 2003 for its working capital. This advance is unsecured, non-interest bearing and has no fixed repayment dates.

     During the year ended December 31, 2004, Mr. Yau Sing Tang, CFO and Director of the Company paid various expenses in a total of $52,100 and $2,500 for during the year ended December 31, 2004 and 2003 on behalf of the Company. The Company owed him total salaries of $32,051 for the year ended December 31, 2004. In total, the Company owed him the amount of $86,651 and $2,500 as of December 31, 2004 and 2003. The amount due to him is unsecured, non-interest bearing and has no fixed repayment dates.

     During the year ended December 31, 2004, Mr. Raymond Ying Wai Kwan, CEO and Director of the Company paid various expenses in a total of $382 on behalf of the Company and the Company owed him total salaries of $15,385. In total, the Company owed him the amount of $15,767. The amount due to him is unsecured, non-interest bearing and has no fixed repayment dates.

     During the year ended December 31, 2004, the Company's Joint Venture occupies an office and central broadcasting control centre that are situated at the Pascali Building in Baoding City free of charge. The Pascali Building is owned by the holding company of the PRC Joint Venture partner.

     As of December 31, 2004, the Company's Joint Venture owed an amount of $45,094 to one of the directors of the Company's Joint Venture. The amount owed represents the personal bank loan taken up by such director for an office premises acquired by the Company's Joint Venture during the year ended December 31, 2004.

     Other than the transactions described above, there were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transaction, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any stockholder who is known by us to own of record or beneficially more than 5% of any class of our Common Stock, Preferred Stock or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


...........................................................................Pages

Report of Independent Registered Accounting Firm...........................F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003...............F-2

Consolidated Statements of Operations and Comprehensive
Income for the Years Ended December 31, 2004 and 2003......................F-4

Consolidated Statements of Stockholders'
Equity for the Years Ended December 31, 2004 and 2003......................F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2004 and 2003...........................................F-6

Notes to Consolidated Financial Statements..........................F-7 to F-24

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Cable & Communication, Inc.

We have audited the accompanying consolidated balance sheets of China Cable &Communication, Inc. and its subsidiaries as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Cable and Communication, Inc. and its subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Grobstein, Horwath & Company LLP
Sherman Oaks, California
May 10, 2005



                         CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                                                            December 31,          December 31,
                                                                                2004                 2003
                                                                            -----------           -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $   117,197           $   173,967
Cash held in trust account                                                         --                 150,703
Accounts receivable, net of allowance for
doubtful accounts of $219,786                                                   114,644                  --
Prepayments and deposits                                                        434,837                  --
Inventories                                                                     341,446                  --
Other current assets                                                            111,450                18,892
                                                                            -----------           -----------

  Total current assets                                                        1,119,574               343,562
                                                                            -----------           -----------

NON-CURRENT ASSETS
Property and equipment, net                                                  15,933,744                  --
Intangible asset                                                              1,830,374                  --
Deposit                                                                            --               3,000,000
Investment in joint venture                                                        --               7,668,477
Amount due from the holding company of the joint venture partner
                                                                                498,587                  --
                                                                            -----------           -----------

  Total non-current assets                                                   18,262,705            10,668,477
                                                                            -----------           -----------

  Total assets                                                              $19,382,279           $11,012,039
                                                                            ===========           ===========

LIABILITIES, MINORITY INTERESTS, REDEEMABBLE
CONVERTIBLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                       $ 4,143,583           $    85,753
Deferred revenue                                                                476,814                  --
Amount due to the preferred stockholders                                      4,784,497                  --
Income tax payable                                                               63,479                  --
Amounts due to stockholders and directors                                       366,300                78,423
Amounts due to a director of the joint venture                                   45,094                  --
                                                                            -----------           -----------

  Total current liabilities                                                   9,879,767               164,176
                                                                            -----------           -----------
MINORITY  INTERESTS,  net of $2,059,824  amount
due from the joint venture partner                                            6,549,012                  --
                                                                            -----------           -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
at minimum redemption amount, nil and
2,758,621 shares issued and outstanding at
December 31, 2004 and 2003 (mandatory
redemption value of $4,000,000)                                             $      --             $ 3,372,465
                                                                            -----------           -----------




                   CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                           December 31,          December 31,
                                                                              2004                    2003
                                                                          ------------           ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 20,000,000
shares authorized, nil shares issued                                     $       --              $       --
Common Stock, $.00001 par value; 100,000,000 shares
authorized, 76,928,260 and 72,312,760 shares issued
and outstanding at December 31, 2004 and 2003,
respectively                                                                      769                     723
Additional paid-in capital                                                 22,973,536              21,356,799
Comprehensive Income - Foreign exchange reserve                                27,723                    --
Deferred consulting fees                                                   (1,245,538)             (1,934,192)
Accumulated deficit                                                       (18,802,990)            (11,947,932)
                                                                         ------------            ------------

Total stockholders' equity                                                  2,953,500               7,475,398
                                                                         ------------            ------------

Total liabilities, minority interests, redeemable convertible            $ 19,382,279            $ 11,012,039
preferred stock,  and stockholders' equity
                                                                         ============            ============











              The accompanying notes are an integral part of these consolidated financial statements.



                         CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                         2004                     2003
                                                                     ------------             ------------

NET SALES                                                            $  4,651,440             $       --
                                                                     ------------             ------------

COST AND EXPENSES
  Consulting fees                                                       2,600,354                4,398,985
  Directors' compensation                                                 501,313                1,209,152
  Professional fees                                                       354,134                  345,581
  Operating expenses
                                                                        1,523,907                   38,250
  Administrative expenses                                                 359,363                     --
  Depreciation                                                          1,453,718                     --
  Amortization                                                            120,686                     --
                                                                     ------------             ------------

  Total expenses                                                        6,913,475                5,991,968
                                                                     ------------             ------------

(LOSS) FROM OPERATIONS                                                 (2,262,035)              (5,991,968)
OTHER INCOME (EXPENSES)
  Merger costs                                                               --                 (3,720,416)
  Bad debts                                                            (3,219,786)                    --
  Interest income (expenses), net                                        (176,784)                   5,201
  Other income (expenses), net                                             58,496                     (306)
  Amortization of issuance costs of mandatorily
redeemable
     preferred stock                                                     (567,286)                    --
  Equity in earnings of joint venture                                        --                    632,728
                                                                     ------------             ------------

  Total other expenses                                                 (3,905,360)              (3,082,793)
                                                                     ------------             ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (6,167,395)              (9,074,761)
PROVISION FOR INCOME TAXES                                                (28,910)                    --
                                                                     ------------             ------------

LOSS BEFORE MINORITY INTEREST                                          (6,196,305)              (9,074,761)
MINORITY INTEREST                                                        (598,504)                    --
                                                                     ------------             ------------

NET LOSS                                                               (6,794,809)              (9,074,761)
ADJUSTMENT TO REFLECT PREFERRED STOCKS
  BECOMING MANDATORILY REDEEMABLE
  AT FAIR VALUE                                                          (606,897)                    --
DEEMED DIVIDENDS                                                          (60,249)              (4,033,028)
                                                                     ------------             ------------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS                             (7,461,955)             (13,107,789)
  Foreign exchange adjustments                                             27,723                     --
                                                                     ------------             ------------

COMPREHENSIVE LOSS                                                   $ (7,434,232)            $(13,107,789)
                                                                     ============             ============

Net loss per share - basic and diluted                               $      (0.10)                   (0.20)
Weighted average number of shares outstanding - basic and
diluted                                                              $ 73,650,024              $65,190,467

              The accompanying notes are an integral part of these consolidated financial statements.


                                        CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                          Comprehensive
                                      Common Stock at      Additional     Income-Foreign  Deferred      Retained           Total
                                     0.00001 par value        Paid -        Exchange      Consulting    Earnings       Stockholders'
                                  No. of Shares    Amount   In Capital      Reserve        Fees         (Deficit)         Equity
                                  ------------- ---------  ------------    ----------   ------------   -----------     -------------
Balances,
 January 1, 2003                  49,567,002   $     496   $  5,875,396    $       0   $          0    $  1,159,857    $  7,035,749

Record effects of
  reverse merger                   6,036,436          60             40            0              0               0             100

Shares issued to
  Yau-Sing Tang in
  connection
  with reverse merger              1,200,000          12        743,988            0              0               0         744,000

Shares issued to
  consultants upon
  completion
  of reverse merger                4,760,931          48      2,951,729            0              0               0       2,951,777

Warrants issued in
 conjunction with
  issuance of
  redeemable convertible
  preferred stock                          0           0      1,000,000            0              0               0       1,000,000

Deemed dividend arising
  from beneficial conversion
  feature of redeemable
  convertible preferred stock              0           0      3,000,000            0              0      (4,033,028)     (1,033,028)

Shares and warrants
  issued to Trenchant
  Operating LLC
  in connection with the
  sale of redeemable
  convertible
  preferred stock                     18,391           0        302,713            0              0               0         302,713

Exercise of options granted
  to DSS Associates, Carter
  Fleming International Ltd.,
  Grand UnisonLimited, and
  Emerging Growth Partners, Inc.   4,750,000          48      2,944,952            0              0               0       2,945,000

Shares and warrants issued
  to consultants for
  financial advisory services      4,490,000          44      3,354,356            0              0               0       3,354,400

Shares issued to directors
  as directors' compensation       1,490,000          15      1,183,625            0              0               0       1,183,640

Deferred consulting fees
  - stock compensation                     0           0              0            0     (1,934,192)              0      (1,934,192)

Net loss for the year
  ended December 31, 2003                  0           0              0            0              0      (9,074,761)     (9,074,761)
                                ------------   ---------   ------------    ---------   ------------    ------------    ------------

Balances,
  December 31, 2003               72,312,760         723     21,356,799            0     (1,934,192)    (11,947,932)      7,475,398

Shares issued to
  directors as directors'
  compensation                       600,500           6        347,974            0              0               0         347,980

Shares issued to consultant
  for financial advisory
  services                         4,015,000          40      1,875,660            0              0               0       1,875,700

Foreign exchange difference
  arising from consolidation               0           0              0       27,723              0               0          27,723

Adjustment to reflect
  preferred stocks becoming
  mandatorily redeemable
  at fair value                            0           0       (606,897)           0              0               0        (606,897)

Deemed dividend arising
  from beneficial conversion
  feature of redeemable
  convertible preferred stock              0           0              0            0              0         (60,249)        (60,249)

Deferred consulting fees
  - stock compensation                     0           0              0            0        688,654               0         688,654

Net loss for the year
  ended December 31, 2004                  0           0              0            0              0      (6,794,809)     (6,794,809)
                                ------------   ---------   ------------    ---------   ------------    ------------    ------------

Balances,
  December 31, 2004               76,928,260   $     769   $ 22,973,536    $  27,723   $ (1,245,538)   $(18,802,990)   $  2,953,500
                                ============   =========   ============    =========   ============    ============    ============

                          The accompanying notes are an integral part of these consolidated financial statements.



                               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Cash flows from operating activities:                                                     2004                  2003
                                                                                       -----------          -----------

Net loss                                                                               $(6,794,809)         $(9,074,761)
Adjustments to reconcile net loss to net cash generated from (used in)
operating activities:
Common stock and warrants issued for consulting fees                                     2,564,354            4,371,985
Common stock issued for directors' compensation                                            347,980            1,183,640
Merger costs paid by the issuance of common stock                                             --              3,639,000
Depreciation and amortization                                                            1,574,404                 --
Amortization of issuance costs of mandatorily redeemable
  preferred stock                                                                          567,286                 --
Provision for bad debts                                                                  3,219,786                 --
Minority interest                                                                          598,504                 --
Equity in earnings of joint venture                                                           --               (632,728)
Changes in operating assets and liabilities:
Decrease (Increase) in cash held in trust account                                          150,703             (150,703)
Increase in accounts receivable                                                           (246,861)                --
Increase in prepayments and deposits                                                      (434,837)                --
Increase in inventories                                                                   (163,701)                --
Decrease in deferred merger costs                                                             --                 20,468
Increase in other current assets                                                           (90,148)             (18,892)
Increase in accounts payable and accrued liabilities                                       708,787               65,285
Increase in interst due to preferred stockholder                                           177,600                 --
Increase in deferred revenue                                                               361,847                 --
Decrease in income tax payable                                                             (51,901)                --
Increase in amounts due to stockholders and directors                                       99,918                 --
                                                                                       -----------          -----------

Net cash generated from (used in) operating activities                                   2,588,912             (596,706)
                                                                                       -----------          -----------
Cash flows from investing activities:
Deposit on acquisition                                                                        --             (3,000,000)
Increase in cash in connection with the consolidation of joint venture                      45,858                 --
Increase in amount due from the joint venture partner                                     (594,713)                --
Purchase of property and equipment                                                      (2,329,880)                --
                                                                                       -----------          -----------

Net cash used in investing activities                                                   (2,878,735)          (3,000,000)
                                                                                       -----------          -----------
Cash flows from financing activities:
  Cash received from exercise of options                                                      --                 50,000
  Cash received from the issuance of redeemable
    convertible preferred stock                                                               --              3,642,150
  Advances from stockholders and directors                                                 187,959               78,423
  Due to a director of the joint venture                                                    45,094                 --
  Cash received in connection with reverse merger of Solar Touch Ltd.                         --                    100
                                                                                       -----------          -----------

Net cash provided by financing activities                                                  233,053            3,770,673
                                                                                       -----------          -----------

Net (decrease) increase in cash and cash equivalents                                       (56,770)             173,967
Cash and cash equivalents at beginning of year                                             173,967                 --
                                                                                       -----------          -----------

Cash and cash equivalents at end of year                                               $   117,197          $   173,967
                                                                                       ===========          ===========
Supplementary disclosures of cash flow information
Income and value added taxes paid                                                      $    80,811          $      --
                                                                                       ===========          ===========
Supplemental Schedule of non-cash financing activities:
Common stock and warrants issued for consulting and directors' fees                    $ 2,912,334          $ 7,489,817
                                                                                       ===========          ===========
Common stock and warrants issued for merger costs                                      $      --            $ 3,689,000
                                                                                       ===========          ===========
Adjustment to reflect preferred stocks becoming mandatorily redeemable                 $   606,897          $      --
at fair value
                                                                                       ===========          ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-6

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1. DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

     China Cable and Communication, Inc., formerly Nova International Films, Inc. (the "Company") was incorporated on November 27, 1984 in the State of Delaware. During February 2003, the Company acquired (the "Acquisition") all of the issued and outstanding shares of Solar Touch Limited ("Solar Touch") from Kingston Global Co. Limited ("Kingston") in a reverse merger. As consideration for Solar Touch's shares, the Company issued 49,567,002 shares of its common stock to Kingston and Sino Concept Enterprises Limited (the "Seller"). In addition to the common stock issued to the Sellers, the Company also issued 4,760,931 shares to the Seller's financial consultants. Solar Touch is a British Virgin Islands corporation which, through its wholly-owned subsidiary, Broadway Offshore Limited ("Broadway Offshore"), a British Virgin Islands corporation, has owned a 49% equity interest in Baoding Pascali Broadcasting Cable TV Integrated Information Networking Co., Limited ("Baoding"). Baoding is a sino-foreign joint venture. Baoding Pascali Multimedia Transmission Networking Co. Limited ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Limited, a state-owned enterprise established in the PRC, owned the remaining 51% interest in the joint venture.

     Baoding, a company established in the People's Republic of China (the "PRC") and located in the city of Baoding, was formed pursuant to a joint venture agreement dated July 23, 1999 and signed between Baoding Multimedia and Solar Touch (the "Joint Venture"). Baoding is to operate for a period of 20 years and is principally engaged in the construction and operation of an integrated cable TV transmission network system in the city of Baoding.

     On May 6, 2003, Solar Touch transferred its 49% interest in the Joint Venture to its wholly-owned subsidiary, Broadway Offshore. On December 29, 2003, Baoding Multimedia transferred a 3% interest in the Joint Venture back to the Baoding Pascali Cable Television Network Workers Stockholding Association, reducing its remaining ownership interest to 48%. On the same date, the Joint Venture Agreement and Joint Venture Articles (the "Amended JV Agreement") were amended to reflect the revised shareholdings of Broadway Offshore, Baoding Multimedia and Baoding Pascali Cable Television Network Workers Stockholding Association. In addition, the total number of board of directors of the Joint Venture were increased to nine members.

     Pursuant to the Amended JV Agreement, Broadway Offshore was given the right to appoint five of the nine members of the board of directors of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2. BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of Securities and Exchange Commission
(SEC) for annual financial statements. The consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of consolidated results of operations, financial position and cash flows for each periods presented.

NOTE 3. GOING CONCERN

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $6,794,809 and $9,074,761 during the fiscal years ended December 31, 2004 and 2003, respectively, and our current liabilities exceeded our current assets by $8,760,193 at December 31, 2004 whereas our current assets exceeded our current liabilities by $2,113,578 at December 31, 2003. These factors create substantial doubt about our ability to continue as a going concern.

Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

As a result of the aforementioned conditions, the Company's registered independent public accountants, in their independent auditors' reports on the consolidated financial statements as of and for the year ended December 31, 2004 have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary of Broadway Offshore and its 49% equity interest in Baoding, collectively its subsidiaries. All significant inter-company balances and transactions, including inter-company profits and unrealized profits and losses, are eliminated on consolidation.

     Prior to December 31, 2003, Baoding's joint Venture partners consisted of the Company and Baoding Multimedia with ownership interests of 49% and 51%, respectively. In addition, Baoding Multimedia had the majority of the Joint Venture's board seats of the Board of Directors. Accordingly, the Company accounted for its investment in the Joint Venture using the equity method of accounting for the year ended December 31, 2003.

     In December 2003, the Joint Venture agreement was amended whereby Baoding Multimedia granted 3% of its 51% interest in the Joint Venture to Baoding Cable Television Employees' Shareholding Association ("BCTESA"), as well as one seat on the Board of Directors.

     Effective January 1, 2004, the Joint Venture agreement between the Company and Baoding was further amended whereby the Company assumed effective control of the board of directors of Baoding by appointing five out of nine of its directors under the PRC Sino-foreign Joint Venture Law. The other four directors consist of three directors for Baoding Multimedia and one director for BCTESA. In addition, the Company filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company.

     The Board of Directors of the Joint Venture serves a term of four years with no term limits. Changes in the Board of Director members can only be made after a unanimous vote of the Board. The Board of Directors is the highest authority of the Joint Venture and executes policy, operational matters and passes resolutions of the Joint Venture. As a result, control of the Board of Directors of the Joint Venture enables the Company to significantly influence the operations of the Joint Venture. Accordingly, for the year ended December 31, 2004 the Company has accounted for Baoding as a subsidiary and its accounts are consolidated.

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

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Property and equipment
----------------------

     Property and equipment are stated at cost, less accumulated depreciation, amortization and impairment losses, and are depreciated at rates sufficient to write off their cost, after taking into account their estimated residual value, over their estimated useful lives on a straight-line basis. The expected useful lives are as follows:

     Leasehold improvements                         25 years
     Machinery and equipment                        7 to 15 years
     Furniture, fixtures and equipment              7 to 10 years
     Motor vehicles                                 7 years

     The useful lives of assets and depreciation and amortization methods are reviewed periodically.

Construction in progress
------------------------

     Construction in progress includes direct costs of constructing equipment and new cable and fiber optic networks. Interest incurred during the period of construction has not been capitalized as such amounts are not material. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

Intangible assets
-----------------

     The intangible asset is an exclusive right to operate a cable TV network and is amortized on a straight-line basis over a period of twenty years.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Impairment
----------

     The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the years ended December 31, 2003 and 2004.

Redeemable convertible preferred stock
--------------------------------------

     In connection with the issuance of the redeemable convertible preferred stock in 2003, the Company recorded deemed dividends of $4,000,000 arising from the beneficial conversion feature embedded within the preferred stock in accordance with the provisions of Emerging Issues Task Force Consensus Nos. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and $33,028 of accretion for the year ended December 31, 2003. The deemed dividends arise due to the allocation of proceeds raised to the detachable warrants issued to the preferred stockholders, as well as due to the effective conversion price based on the proceeds allocated to the preferred stock being below the fair market value of the Company's common stock on the date of issuance. The beneficial conversion feature is limited to the total proceeds raised to $4,000,000. The amount of deemed dividend amounted to $60,249 for the year ended December 31, 2004.

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

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Earning per share
-----------------

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

Revenue recognition
-------------------

     Revenue from the provision of subscription television services is recognized at the time when the services are provided. Customers are billed on a quarterly basis for the analog television services and on an annual basis for the digital television services. Highspeed internet service customers are billed on a monthly basis. Prepayment from all of the customers are deferred to the appropriate period of service. Installation fee income is recognized upon completion of the related installation work.

NOTE 5. RECENT ACCOUNTING PRONUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN-46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Group will be required to implement the other provisions of FIN46 in 2003. The adoption of FIN46 did not have a material impact on the Group's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Group's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 has a material impact on the Group's consolidated financial statements.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have any effect on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share Based Payments, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of non-monetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6. PROPERTY AND EQUIPMENT

                                                     December 31,  December 31,
                                                         2004          2003

Leasehold improvements                              $     84,156       $ --
Machinery and equipment                               17,718,300         --
Furniture, fixtures and equipment                        127,073         --
Motor vehicles                                           295,659         --
                                                    ------------       ------

                                                      18,225,188         --
Less: Accumulated depreciation
 and amortization                                     (5,369,738)        --
                                                    ------------       ------

                                                      12,855,450         --
Construction in progress                               3,078,294         --
                                                    ------------       ------

                                                    $ 15,933,744       $ --
                                                    ============       ======

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7. INTANGIBLE ASSET

                                                   December 31,    December 31,
                                                       2004           2003
                                                   -----------      ---------

Exclusive right to operate cable TV network        $ 2,413,687      $    --
Less: Accumulated amortization                        (583,312)          --
                                                   -----------      ---------

                                                   $ 1,830,375      $    --
                                                   ===========      =========

     The amortization expense for the year ended December 31, 2004 amounted to $ 120,686.

NOTE 8. DEPOSIT

     In November 2003, the Company paid a $3,000,000 refundable deposit to the owner of Macau Media Holdings Limited ("Macau Media") under a letter of intent for the Company's proposed acquisition of Macau Media and its subsidiaries. The completion of the proposed acquisition was subject to due diligence and Chinese government approval for the renewal of Macau Media's satellite broadcasting license.

     The purchase price for Macau Media was originally to consist of $3,000,000 in cash and 8,500,000 shares of Company common stock. If the proposed acquisition was not completed, the deposit of $3,000,000 would be refunded.

     In early 2005, the Company received notice from Macau Media that the Chinese government did not approve the renewal of Macau Media's satellite broadcasting licenses. Management of the Company has determined that the owner of Macau Media is not financially capable of repaying the $ 3,000,000 deposit. Accordingly, the deposit has been fulled reserved in the accompanying statements of operations and comprehensive income for the year ended December 31, 2004.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 9. INVESTMENT IN JOINT VENTURE

     On and before December 31, 2003, the Company accounted for its 49% ownership interest in Baoding joint venture using the equity method of accounting. However, effective on January 1, 2004, the Company assumed control of the board of directors of Baoding joint venture by appointing five out of nine of its directors and filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company. Accordingly, effective on January 1, 2004, the Company has accounted for Baoding joint venture as a subsidiary and its accounts are consolidated.

     The condensed balance sheets and statements of operations of Baoding joint venture were as follows:

Condensed Balance Sheets
------------------------
As of December 31                                     2004             2003
                                                  ------------     ------------

Current assets                                    $  1,118,973     $  2,170,280
Non-current assets                                  20,322,529       17,115,642
                                                  ------------     ------------

  Total assets                                    $ 21,441,502     $ 19,285,922
                                                  ============     ============

Current liabilities                               $  4,561,432     $  3,579,390
Non-current liabilities                                   --               --
Capital                                             16,880,070       15,706,532
                                                  ------------     ------------

  Total liabilities and equity                    $ 21,441,502     $ 19,285,922
                                                  ============     ============

Condensed Statement of Operations
---------------------------------
For the year ended December 31                        2004              2003
                                                  ------------     ------------

Net sales                                         $  4,651,440     $  4,591,475
                                                  ============     ============

Profit from operations                            $  1,362,876     $  1,389,174

Other income (expenses), net                          (160,428)          64,167
                                                  ------------     ------------

Profit before provision for income taxes             1,202,448        1,453,341

Provision for income taxes                             (28,910)        (162,059)
                                                  ------------     ------------

Net income                                        $  1,173,538     $  1,291,282
                                                  ============     ============

The Company's equity in earnings (49%)            $    575,034     $    632,728
                                                  ============     ============

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10. AMOUNT DUE FROM JOINT VENTURE PARTNER

     The amount due from the PRC joint venture partner was not trade in nature. The amount was unsecured, interest free and is due for repayment by December 31, 2005.

     The Board of directors of Baoding joint venture has proposed to distribute a cash dividend to its joint venture partners in the amount of RMB36 million (equivalent to approximately US $4,337,300). The payment of such dividend is contingent upon the approval of SAFE (State Administration of Foreign Exchange) and of the local PRC tax bureau. Baoding joint venture needs to obtain a tax clearance certificate from the local PRC tax bureau in order to get the approval for the declaration of dividend. The local PRC tax bureau needs to review Baoding joint venture's tax filings to ensure all of the enterprise and value-added taxes have been properly paid up to December 31, 2004.

     Under the current PRC foreign joint venture law, Baoding joint venture cannot formerly declare the dividend until formal approvals form SAFE and local PRC tax bureau have been obtained.

     Baoding joint venture intends to offset the amount of dividend to be declared to its PRC joint venture partner with the $ 2,059,824 of amount due from the PRC joint venture partner. Such offset of dividend declared is permitted under the current PRC laws.

NOTE 11. AMOUNTS DUE TO STOCKHOLDERS AND DIRECTORS

     The amounts due to stockholder and directors were unsecured, non-interest bearing and repayable on demand.

                                                   December 31,    December 31,
         Name                                          2004             2003
                                                   ------------    ------------
Stockholder:
Faithful Union Limited                              $263,882         $ 75,923
Stockholder and Director:
Raymond Ying-Wai Kwan, CEO                            15,767                0
Yau-Sing Tang, CFO                                    86,651            2,500
                                                    --------         --------

  Total                                             $366,300         $ 78,423
                                                    ========         ========

     Faithful Union Limited, a company wholly owned by Mr. Hong Tao Li, a Director, Chief Operating Officer and Vice-President of Project Development advanced to the Company $187,959 and $75,923 for the year ended December 31, 2004 and 2003 for its working capital. this advance is unsecured, non-interest bearing and has no fixed repayment dates.

     During the year ended December 31, 2004, Mr. Yau Sing Tang, CFO and Director of the Company paid various expenses in a total of $52,100 and $2,500 for during the year ended December 31, 2004 and 2003 on behalf of the Company. The Company owed him total salaries of $32,051 for the year ended December 31, 2004. In total, the Company owed him the amount of $86,651 and $2,500 as of December 31, 2004 and 2003. The amount due to him is unsecured, non-interest bearing and has no fixed repayment dates.

     During the year ended December 31, 2004, Mr. Raymond Ying Wai Kwan, CEO and Director of the Company paid various expenses in a total of $382 on behalf of the Company and the Company owed him total salaries of $15,385. In total, the Company owed him the amount of $15,767. The amount due to him is unsecured, non-interest bearing and has no fixed repayment dates.

NOTE 12. AMOUNT DUE TO A DIRECTOR OF THE JOINT VENTURE

     As of December 31, 2004, the Company's Joint Venture owed an amount of $45,094 to one of teh directors of the Company's Joint Venture. The amount owed represents the personal bank loan taken up by such director for an office premises acquired by the Company's Joint Venture during the year ended December 31, 2004. The amount was unsecured, non-interest bearing and repayable on demand.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 13. 8% REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

     The Company is required to redeem all the outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock is equal to or less than $0.70), the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

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

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 13. 8% REDEEMABLE CONVERTIBLE PREFERRED STOCK (Cont'd)

     On June 14, 2004 the Purchaser requested that the Company redeem the Preferred Stock as the market price of the Company's common stock was equal to or less than $0.70 per share for more than ten consecutive trading days. On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. The Purchaser is seeking the redemption price of $4,606,897; plus unpaid dividends equal to $220,226 and interest accruing at $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief.

     In accordance with Financial Accounting Standards Board SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Company has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $177,600 for the period from June 14, 2004 to December 31, 2004 as a current liability on its consolidated balance sheet. The Company has accounted for the difference between the minimum Preferred Stock redemption amount of $ 4,000,00 and the cash redemption price of $ 4,606,897 as a reduction in Additional Paid-in Capital. In addition, for the year ended December 31, 2004, the Company has expensed unamortized transaction costs amounting to $ 567,286 relating to the original Preferred Stock issuance. The Company currently believes that the recorded liability is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when, and if, declared by the Board of Directors of the Company. The Company's Board of Directors has not declared any dividends on the Preferred Stock as of December 31, 2004.

     The Company, through its appointed attorney, is now negotiating with the Purchaser to settle the complaint out of court.


NOTE 14. INCOME TAXES

     Broadway Offshore is a British Virgin Islands investment holding company that does not carry on any business and does not maintain any offices in the United States of America. Therefore, no provision for United States income taxes or tax benefits for the Company has been made.

     Baoding is a Sino-foreign joint venture established in the PRC. Baoding was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax) Baoding was granted a 33.3% reduction in federal income tax and full exemption from local income tax for three years, on the results of its operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for PRC income tax purposes in a different accounting period from that in which they are recognized for financial accounting purposes. Baoding's operation in PRC for the year ended December 31, 2004 results in a profitable operation, while loss was incurred on the Company level.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 15. 2003 STOCK COMPENSATION PLAN

     On May 23, 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") under which 10,000,000 shares of Common Stock are available for issuance with respect to awards granted to directors, officers, employees and independent contractors who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the year ended December 31, 2004 and 2003, a total of 4,115,500 and 5,680,000 shares respectively were issued pursuant to the Plan. For the year ended December 31, 2004 and 2003, a total of 0 and 100,000 warrants were issued pursuant to the Plan.


NOTE 16. DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

     The Company signed two-year directors' stock compensation agreements (the "Agreements") with three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang on February 28, 2003. Pursuant to the Agreements, the Company will issue an aggregate of 49,000 shares of common stock each month in consideration for their services rendered through February 2005.

     Number of shares of the Company's common stock were issued as follow:

                                  For the year ended         For the year ended
                                  December 31, 2004          December 31,  2003
                                      (shares)                    (shares)

George Raney                                   84,000                   70,000
Raymond Ying-Wai Kwan                         144,000                  120,000
Yau-sing Tang                                 360,000                  300,000
                                  -------------------     --------------------

Total                                         588,000                  490,000
                                  ===================     ====================

     In December, the Company issued 12,500 shares of common stock to one of the Company's independent directors, Ms. Jenny Qiu, for her services as the independent director for the period from September to December 2004.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company accounted for the directors' compensation in shares and warrants based on the fair market value of the Company's common stock at the date of the individual issue of the stock to the directors. During the years ended December 31, 2004 and 2003, 600,500 and 588,000 shares of the Company's common stock under the Company's 2003 Stock Compensation Plan were issued to the directors, respectively.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16. DIRECTORS' COMPENSATION IN SHARES AND WARRANTS (Cont'd)

         At December 31, 2004, the Company's future minimum commitment to issue common shares to directors under the Agreements are as follows:

         Year ending December 31                        Common Shares
         -----------------------                        -------------

                2005                                       98,000

NOTE 17. CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

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

     On June 26, 2003, the Company entered into a one-month consulting agreement with Jason Genet, an outsider consultant who is primarily focused on the identification of potential merger and acquisition activities and strategic partnerships. As consideration for the services rendered, the Company issued 75,000 shares of common stock under the Plan. The per share value of the Company's common stock as of June 26, 2003 was $0.70 per share.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 17. CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES (Cont'd)

     On July 3, 2003 and July 7, 2003, the Company entered into one-year consulting agreements with Chui Chui-Wing and Tam Wai. The services to be rendered include identifying targets for the acquisition by using the Company's equity securities. As consideration for the services to be rendered, the Company issued 600,000 and 2,200,000 shares of common stock under the Plan to them, respectively. The fair market value of the Company's common stock as of July 3 and July 7, 2003 was $0.40 per share.

     On August 22, 2003, the Company entered into an agreement with Friedland Capital Inc. ("Friedland") pursuant to which Friedland agreed to provide financial advisory services to the Company for a monthly fee. On August 22, 2003, the Company issued 5,000 shares of restricted common stock to Friedland, in consideration for services performed. Pursuant to Friedland's engagement letter with the Company, Friedland's fees are payable in cash or registered shares of Company's common stock only. On October 6, 2003, the Company cancelled the 5,000 shares of restricted common stock and paid the outstanding fees payable to Friedland in cash. On December 15, 2003, as additional consideration for its services, Friedland was issued three-year warrants to purchase a total of 100,000 shares of common stock, with an exercise price of $1.50 per share under the Plan. The fair value of the warrants was determined to be $100,100 as of the date of grant using the Black-Scholes option valuation model, which assumed a risk free interest rate of approximately 2.41%, an expected life of 3 years, and volatility rate of 162%.

     On August 22, 2003, the Company entered into another one-year consulting agreement with Jason Genet, who is primarily focused on identification of potential merger and acquisition activities and strategic partnerships. As consideration for these services, the Company issued 65,000 shares of common stock under the Plan. The fair market value of the Company's common stock as of August 22, 2003 was $2.07 per share.

     On December 9, 2003, the Company issued 50,000 shares of common stock under the Plan to Linda Kennedy, a marketing consultant, as compensation for her marketing research services provided to the Company. The fair market value of the Company's common stock as of December 9, 2003 was $1.17 per share.

     On March 26, 2004, the Company entered into one-year consulting agreement with Li Wei, who is primarily focused on identification of potential merger and acquisition activities and strategic partnerships in the PRC. As consideration for these services, the Company issued 1,000,000 shares of common stock under the Plan to him. The fair market value of the Company's common stock as of March 26, 2004 was $0.70 per share.

     On November 18, 2004, the Company issued 15,000 shares of common stock under the Plan to the Company's attorney for his legal services rendered to the Company. The fair market value of the Company's common stock as of November 18, 2004 was $0.38 per share.

     On November 22, 2004, the Company entered into a eighteen-month consulting agreement with Rengui Ni, who is primarily focused on merger and acquisition of other cable operators and acquisition of fiber optical network in the PRC. As consideration for these services, the Company issued 2,500,000 free-trading shares of the Company's common stock under the Plan and 500,000 restricted shares of the Company's common stock. The fair market value of the Company's common stock as of November 22, 2004 was $0.39 per share.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 17. CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES (Cont'd)

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the years ended December 31, 2004 and 2003, the Company charged to expense a total of $2,564,354 and $4,371,985, respectively associated with consulting agreements and recorded deferred consulting fees of $1,245,538 and $1,934,192 respectively at December 31, 2004 and 2003. The deferred consulting fees will be charged to expenses as follows:-

         Year ending December 31                       Amount
         -----------------------                       ------

                 2005                                $   941,096
                 2006                                    304,442
                                                     -----------

                  Total                              $ 1,245,538
                                                     ===========


     During the year ended December 31, 2004, there was no warrants granted. The warrants granted for the year ended December 31, 2003 are as follows:-

                                                  Exercise
   Warrant-holder          No. of warrants         Price                     Exercise Period
   --------------          ---------------         -----                     ---------------

Patrick Ko                    250,000               $0.45         Five years starting from May 3, 2003
Ni Rong-song                  1,000,000             $0.45         Five years starting from May 30, 2003
Friedland Capital Inc.        100,000               $1.50         Three years starting from August 22, 2003

No warrants granted to consultants were exercised during the year ended December 31, 2004.

NOTE 18. MINORITY INTEREST

     For the years ended December 31, 2004, the Company recorded a reduction to income of $596,504 representing the other partners' share in the income of the joint venture. The Company also recorded a minority interest of $6,549,012 as of December 31, 2004, representing the other partners' share in the net assets of the joint venture. The balance of the minority interest as of December 31, 2004 was reduced by the receivables due from Baoding's 48% joint venture partner in anticipation of the proposed dividend on the Baoding joint venture.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 19. EARNINGS (LOSS) PER COMMON SHARE

     Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potentially dilutive financial instruments as of December 31, 2004 had the effect of reducing the reported net loss per share, and, therefore, were excluded from the calculation.

NOTE 20.  SEGMENT REPORTING

     The Company operates in three principal business segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs and preparing the corporate budget, etc. As all the Company's customers are located in Baoding City, China and the Company's revenues are generated in Baoding, no geographical segment information is presented.

                                     Analog             Digital          Highspeed
                                   Television         Television          Internet
2004                                Services           Services           Services          Corporate           Total
----                                --------           --------           --------          ---------           -----

Net Sales                         $ 3,990,751        $   434,273        $   226,416       $      --          $ 4,651,440

Consulting fees                          --                 --                 --          (2,600,354)        (2,600,354)

Directors' compensation                  --                 --                 --            (501,313)          (501,313)

Professional fees                        --                 --                 --            (354,134)          (354,134)

Operating expenses                   (944,575)          (410,222)              --            (169,110)        (1,523,907)

Administrative expenses              (359,363)              --                 --                --             (359,363)

Depreciation                       (1,453,719)              --                 --                --           (1,453,719)

Amortization                         (120,685)              --                 --                --             (120,685)

Profit (Loss) from operation        1,112,409             24,051            226,416        (3,624,911)        (2,262,035)



NOTE 21. SUBSEQUENT EVENT

     On April 20, 2005, the Company announced that, through its newly formed 70% owned subsidiary, Beijing Jin Zhi Cheong Shang Mao Limited, entered into a joint venture agreement with Zhong Dian Tong (Beijing) Digital TV Development Co., Ltd. This joint venture will allow the Company to reach an additional 1.1 million cable TV subscribers, located over four Chinese provinces, by providing high speed internet access, IP television and IP telephony service to those subscribers. Under this Agreement, the Company will use these provinces as a pilot launch and will replicate the services to its own provinces over the coming three years. The joint venture agreement will be valid for one year. After a one-year market development trial period, both parties involved will have the option of executing a 30-year joint venture agreement. There can be no assurance that the joint venture will extend for another 30 years.

(a)(3) Exhibits.
       --------
                                  Exhibit Index

   Exhibit
   Number        Description
   ------        -----------

  3(i)(a)        Certificate of Incorporation of CCCI. (1)

  3(i)(b) Certificate of Amendment of Certificate of Incorporation (filed November 17, 1989). (2)

  3(i)(c) Certificate of Amendment of Certificate of Incorporation (filed July 1, 2003). Filed herewith.

  3(ii)          Bylaws of CCCI. (1)

  4.1            Share Exchange Agreement, dated as of November 1, 2002. (3)

  4.2            Amended Share Exchange Agreement, dated as of February 21,
                 2003. (3)

  4.3            2003 Stock Compensation Plan. (4)

  4.4            Form of Compensation Agreement. (4)

  4.5 Certificate of Designations of Preferred Stock (filed September 25, 2003) (5)

  21.1           Subsidiaries of the Registrant.

  23.1           Consent of Grobstein, Horwath & Company LLP.  Filed herewith.

  31.1           Rule 13a-14(a) Certifications of Chief Executive Officer
                 Section 302 of the  Sarbanes-Oxley Act of 2002

  31.2           Rule 13a-14(a) Certifications of Chief Financial Officer
                 Section 302 of the Sarbanes-Oxley Act of 2002

  32.1           Certification of the Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of the Chief Financial Officer pursuant to
                 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------

*        Previously filed.

(1) Incorporated by reference from CCCI's Registration Statement on Form S-18, effective November 12, 1985.

(2) Incorporated by reference from CCCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

(3) Incorporated by reference from CCCI's Form 8-K filed on May 15, 2003, as amended on May 19, 2003.

(4)      Incorporated by reference from CCCI's Form S-8 filed on June 10, 2003.

(5)      Incorporated by reference from CCCI's Form 8-K filed on September 29,
         2003.

(6)      Incorporated by reference from CCCI's Form 8-K filed on October 3,
         2003.

(7)      Incorporated by reference from CCCI's Form 10-QSB filed on August 24,
         2004.

(b) Reports On Form 8-K.

     During the fiscal year ended December 31, 2004, the Company filed a Current Report on Form 8-K, which reported event occurred on June 15, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Grobstein, Horwath & Company LLP ("Grobstein"), the Company's principal accountants, billed the Company $95,500for the year ended December 31, 2004 and $143,708 for the year ended December 31, 2003 for professional services rendered by Grobstein for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-KSB and services normally provided by Grobstein in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-Related Fees

     For the years ended December 31, 2004 and 2003, Grobstein did not provide the Company with any services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

     For the years ended December 31, 2004 and 2003, Grobstein did not provide professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2004 and 2003, Grobstein did not bill the Company for products and services other than those described above. Less than 50% of the hours expended on Grobstein's engagement to audit the Company's financial statements for the fiscal years ended December 31, 2004 and 2003 were attributed to work performed by persons other than Grobstein's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHINA CABLE & COMMUNICATION, INC.



Date:  May 16, 2005
                                   By: /s/  Raymond Kwan
                                       ----------------------------------------
                                          Raymond Kwan, Chief Executive Officer



     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Raymond Ying-Wai Kwan                                Dated:  May 16, 2005
--------------------------------------------
Raymond Ying-Wai Kwan
Chief Executive Officer and Director

/s/  Yau-Sing Tang                                        Dated:  May 16, 2005
--------------------------------------------
Yau-Sing Tang
President and Chief Financial Officer


/s/  George Raney                                         Dated:  May 16, 2005
--------------------------------------------
George Raney
Director, Senior Vice President of Corporate
Development

/s/  Da-Xiang Zhang                                       Dated:  May 16, 2005
--------------------------------------------
Da-Xiang Zhang
Deputy Chairman of the Board

/s/  Kai-Jun Yang                                         Dated:  May 16, 2005
--------------------------------------------
Kai-Jun Yang
Chairman of the Board

/s/  Hong-Tao Li                                          Dated:  May 16, 2005
--------------------------------------------
Hong-Tao Li
Director, Chief Operating Officer and Vice
President of Project Development

/s/  Yong-Xiang Chen                                      Dated:  May 16, 2005
--------------------------------------------
Yong-Xiang Chen
Director

/s/  Paul Zee-Ho Tsang                                    Dated:  May 16, 2005
--------------------------------------------
Paul Zee-Ho Tsang
Independent Director

/s/  Zhi-Tang Li                                          Dated:  May 16, 2005
--------------------------------------------
Zhi-Tang Li
Independent Director

/s/  Jian-Hua Li                                          Dated:  May 16, 2005
--------------------------------------------
Jian-Hua Li
Independent Director