Form 10QSB
period 2005-03-31
CHINA CABLE & COMMUNICATION INC
filed 2005-06-21
CIK 773394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:                             Commission File Number:
       March 31, 2005                                      2-98997-NY


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

           No. 22 Bei Xin Cun Hou Street, Xiang Shan, Haidian District
                 Beijing 100093, the People's Republic of China

--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                (86) 10-8259 9426
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                   Yes _X_  No___

The number of shares of Common Stock outstanding as of March 31, 2005 was 76,928,260.

Transitional Small Business Disclosure Format (check one):    Yes ___  No _X_

                       CHINA CABLE AND COMMUNICATION, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page


                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements..............................................2

Item 2.      Management's Discussion and Analysis or Plan of Operations.......21

Item 3.      Controls and Procedures..........................................28

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................29

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds......30

Item 3.      Defaults Upon Senior Securities..................................30

Item 4.      Submission of Matters to a Vote of Security Holders..............30

Item 5.      Other Information................................................30

Item 6.      Exhibits ........................................................30

SIGNATURES   .................................................................31


Exhibit 31.1......Certification

Exhibit 31.2......Certification

Exhibit 32.1......Certification

Exhibit 32.2......Certification

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,    December 31,
                                                                    2005           2004
                                                                 -----------   -----------
ASSETS                                                           (Unaudited)     (Audited)
CURRENT ASSETS
Cash and cash equivalents                                        $   133,890   $   117,197
Accounts receivable, net of allowance for doubtful accounts of       186,005       114,644
  $393,913 and $219,786 respectively
Prepayments and deposits                                             451,661       434,837
Inventories                                                          692,239       341,446
Other current assets                                                   4,848       111,450
                                                                 -----------   -----------

  Total current assets                                             1,468,643     1,119,574
                                                                 -----------   -----------

NON-CURRENT ASSETS
Property and equipment, net                                       15,819,405    15,933,744
Intangible asset                                                   1,800,203     1,830,374
Amount due from the holding company of the joint venture
  partner                                                            498,587       498,587
                                                                 -----------   -----------

  Total non-current assets                                        18,118,195    18,262,705
                                                                 -----------   -----------

  Total assets                                                   $19,586,838   $19,382,279
                                                                 ===========   ===========

LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
  PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $ 4,274,148   $ 4,143,583
Deferred revenue                                                     627,519       476,814
Amount due to the preferred stockholders                           4,864,417     4,784,497
Income tax payable                                                    22,582        63,479
Amounts due to shareholders and directors                            468,226       366,300
Amount due to a director of the joint venture                         42,857        45,094
                                                                 -----------   -----------

  Total current liabilities                                       10,299,749     9,879,767
                                                                 -----------   -----------

MINORITY INTERESTS, net                                            6,506,955     6,549,012
                                                                 -----------   -----------

                                                              (To be continued)

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                          March 31,     December 31,
                                                                            2005           2004
                                                                        ------------    ------------
                                                                         (Unaudited)     (Audited)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, nil
   shares issued                                                                  --              --
Common Stock, $0.00001 par value; 100,000,000 shares authorized,
   76,928,260 shares issued and outstanding at March 31, 2005
   and December 31, 2004                                                         769             769
Additional paid-in capital                                                22,973,536      22,973,536
Comprehensive Income - Foreign exchange reserve                               27,723          27,723
Deferred consulting fees                                                    (891,937)     (1,245,538)
Accumulated deficit                                                      (19,329,957)    (18,802,990)
                                                                        ------------    ------------

Total stockholders' equity                                                 2,780,134       2,953,500
                                                                        ------------    ------------

Total liabilities and stockholders' equity                              $ 19,586,838    $ 19,382,279
                                                                        ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                               2005             2004
                                                            ------------    ------------
NET SALES                                                   $  1,515,929    $    933,751
                                                            ------------    ------------

COST AND EXPENSES
  Consulting fees                                               (353,601)     (1,306,838)
  Directors' compensation                                        (72,047)       (224,926)
  Professional fees                                             (135,708)       (135,485)
  Operating expenses                                            (551,940)       (249,220)
  Administrative expenses                                       (100,266)       (130,677)
  Depreciation                                                  (394,604)       (362,589)
  Amortization                                                   (30,171)        (30,171)
                                                            ------------    ------------

  Total cost and expenses                                     (1,638,337)     (2,439,906)
                                                            ------------    ------------

(LOSS) FROM OPERATIONS                                          (122,408)     (1,506,155)
                                                            ------------    ------------

OTHER INCOME (EXPENSES)
  Bad debts                                                     (174,127)             --
  Interest income (expenses), net                                (79,552)            208
  Other income (expenses), net                                                     8,410
                                                                 (21,436)
                                                            ------------    ------------

  Total other income (expenses)                                 (275,115)          8,618
                                                            ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (397,523)     (1,497,537)
PROVISION FOR INCOME TAXES                                            --         (28,909)
                                                            ------------    ------------

LOSS BEFORE MINORITY INTEREST                                   (397,523)     (1,526,446)
MINORITY INTEREST                                               (129,444)       (121,908)
                                                            ------------    ------------

NET LOSS                                                        (526,967)     (1,648,354)
DEEMED DIVIDENDS                                                      --         (33,028)
                                                            ------------    ------------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS                  $   (526,967)   $ (1,681,382)
                                                            ============    ============

Net loss per share - basic and diluted                      $     (0.007)   $     (0.023)
Weighted average number of shares outstanding - basic and
  diluted                                                     76,928,260      72,412,936

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Comprehensive
                                      Common Stock at      Additional     Income-Foreign  Deferred      Retained           Total
                                     0.00001 par value        Paid -        Exchange      Consulting    Earnings       Stockholders'
                                  No. of Shares   Amount    In Capital       Reserve         Fees       (Deficit)         Equity
                                  ------------- ---------  ------------    ----------   ------------   -----------     -------------
Balances,
  January 1, 2004                 72,312,760   $     723   $ 21,356,799    $       0   $ (1,934,192)   $(11,947,932)   $  7,475,398

Shares issued to
  directors as directors'
  compensation                       600,500           6        347,974            0              0               0         347,980

Shares issued to consultant
  for financial advisory
  services                         4,015,000          40      1,875,660            0              0               0       1,875,700

Foreign exchange difference
  arising from consolidation               0           0              0       27,723              0               0          27,723

Adjustment to reflect
  preferred stocks becoming
  mandatorily redeemable
  at fair value                            0           0       (606,897)           0              0               0        (606,897)

Deemed dividend arising
  from beneficial conversion
  feature of redeemable
  convertible preferred stock              0           0              0            0              0         (60,249)        (60,249)

Deferred consulting fees
  - stock compensation                     0           0              0            0        688,654               0         688,654

Net loss for the year
  ended December 31, 2004                  0           0              0            0              0      (6,794,809)     (6,794,809)
                                ------------   ---------   ------------    ---------   ------------    ------------    ------------

Balances,
  December 31, 2004               76,928,260   $     769   $ 22,973,536    $  27,723   $ (1,245,538)   $(18,802,990)   $  2,953,500

Deferred consulting fees
  - stock compensation                     0           0              0            0        353,601               0         353,601

Net loss for the period
  ended March 31, 2005                     0           0              0            0              0        (526,967)       (526,967)
                                ------------   ---------   ------------    ---------   ------------    ------------     -----------
Balances,
  March 31, 2005                  76,928,260   $     769   $ 22,973,536    $  27,723   $   (891,937)   $(19,329,957)    $ 2,780,134
                                ============   =========   ============    =========   ============    ============     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

Cash flows from operating activities:                                       2005            2004
                                                                         -----------    -----------
Net loss                                                                 $  (526,967)    (1,648,354)
Adjustments to reconcile net loss to net cash generated from (used
   in) operating activities:
   Common stocks issued for consulting fees                                       --         700,00
   Deferred consulting fees expensed, net                                    353,601        588,838
   Common stocks issued for directors' compensation                               --        176,400
   Directors' compensation payable by common stocks                           30,380             --
   Depreciation and amortization                                             424,775        392,761
   Minority interest                                                         129,444        121,908
   Bad debts                                                                 174,127             --
   Interest due to preferred stockholder                                      79,920             --
Changes in operating assets and liabilities:
   Decrease (Increase) in:-
   Cash held in trust account                                                     --        117,352
   Accounts receivable                                                      (245,488)         8,735
   Prepayments and deposits                                                  (16,824)            --
   Inventories                                                              (350,793)        60,371
   Other current assets                                                      106,602         (1,991)
   Increase (Decrease) in:-
   Accounts payable and accrued liabilities                                  130,565        246,435
   Deferred revenue                                                          150,705             --
   Income tax payable                                                        (40,897)       (71,677)
   Amounts due to stockholders and directors                                  71,546        (63,504)
   Amount due to a director of the joint venture                              (2,237)            --
                                                                         -----------    -----------

Net cash generated from operating activities                                 468,459        627,274
                                                                         -----------    -----------
Cash flows from investing activities:
   Increase in cash in connection with the consolidation of
     joint venture                                                                --         45,859
   Increase in amount due from the joint venture partner                    (171,501)            --
   Purchase of property and equipment                                       (280,265)      (793,386)
                                                                         -----------    -----------

Net cash used in investing activities                                       (451,766)      (747,527)
                                                                         -----------    -----------
Cash flows from financing activities:                                             --             --
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                          16,693       (120,253)
Cash and cash equivalents at beginning of year                               117,197        173,967
                                                                         -----------    -----------

Cash and cash equivalents at end of year                                 $   133,890         53,714
                                                                         ===========    ===========

Supplementary disclosures of cash flow information
   Income and value added taxes paid                                     $    73,560    $   100,586
                                                                         ===========    ===========
Supplemental Schedule of non-cash financing activities:
   Common stock and warrants issued for consulting and directors' fees   $        --    $   876,400
                                                                         ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The interim consolidated unaudited financial statements have been prepared by the Company and include all material adjustments which, in the opinion of the management, are necessary for a fair presentation of financial results for the three months ended March 31, 2005. All adjustments and provisions included in these statements are of a normal recurring nature.

      Certain information and footnote disclosures made in the most recent annual consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2004 have been condensed or omitted for the interim financial statements; accordingly, the interim financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

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

2.    GOING CONCERN

      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $526,967 and $1,681,382 for the three months ended March 31, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $8,831,106 at March 31, 2005. These factors create substantial doubt about our ability to continue as a going concern.

      Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies adopted in these interim consolidated unaudited financial statements are consistent with those set out in the Company's audited consolidated financial statements for the year ended December 31, 2004.

Basis of Consolidation

      The interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Broadway Offshore Limited ("Broadway") and its 49% equity interest in Baoding Pascali Broadcasting Cable Television Integrated Information Networking Co., Ltd. (the "Joint Venture"), collectively its subsidiaries. All significant inter-company balances and transactions, including inter-company profits and unrealized profits and losses, are eliminated on consolidation.

      The Joint Venture is a Sino-foreign joint venture established in the People's Republic of China (the "PRC"), between Broadway and Baoding Pascali Multimedia Transmission Networking Co., Ltd. ("Baoding Multimedia"), which is a subsidiary of Baoding Pascali Group Co., Ltd., a Chinese state-owned enterprise.

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

      Effective January 1, 2004, the Joint Venture agreement between the Company and Baoding Multimedia was further amended whereby the Company assumed effective control of the board of directors of the Joint Venture by appointing five out of nine of its directors under the PRC Sino-foreign Joint Venture Law. The other four directors consist of three directors for Baoding Multimedia and one director for BCTESA. In addition, the Company filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company.

      The Board of Directors of the Joint Venture serves a term of four years with no term limits. Changes in the Board of Director members can only be made after a unanimous vote of the Board. The Board of Directors is the highest authority of the Joint Venture and executes policy, operational matters and passes resolutions of the Joint Venture. As a result, control of the Board of Directors of the Joint Venture enables the Company to significantly influence the operations of the Joint Venture. Accordingly, since January 1, 2004 the Company has accounted for the Joint Venture as a subsidiary and its accounts are consolidated.

Use of Estimates

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

      Construction in progress includes direct costs of constructing equipment and new cable and fiber optic networks. Interest incurred during the period of construction has not been capitalized, as such amounts are not material. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

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

      The Company tests its long-lived assets, including property and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally the cable TV network in a specific region of Baoding city. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the quarter ended March 31, 2005 and 2004.

Redeemable convertible preferred stock

      In connection with the issuance of the redeemable convertible preferred stock in 2003, the Company recorded deemed dividends of $4,000,000 arising from the beneficial conversion feature embedded within the preferred stock in accordance with the provisions of Emerging Issues Task Force Consensus Nos. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and $33,028 of accretion for the year ended December 31, 2004. The deemed dividends arise from the allocation of proceeds raised to the detachable warrants issued to the preferred stockholders, as well as due to the effective conversion price based on the proceeds allocated to the preferred stock being below the fair market value of the Company's common stock on the date of issuance. The beneficial conversion feature is limited to the total proceeds raised to $4,000,000. There is no deemed dividend for the quarter ended March 31, 2005.

Income taxes

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

Earning per share

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

Foreign Currency Translations and Transactions

      The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Joint Venture are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

      The Company translates the Joint Venture's assets and liabilities into U.S. dollars using the applicable unified exchange rates quoted by the People's Bank of China prevailing at the balance sheet date, and the statement of income is translated at average unified exchange rates during the reporting period. Adjustments resulting from the translation of the Joint Venture's financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income.

      Transactions denominated in currencies other than RMB are translated into RMB at the unified exchange rates prevailing at the transaction dates. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income of the Joint Venture for the reporting periods.

Revenue recognition

      Revenue from the provision of subscription television services is recognized at the time when the services are provided. Customers are billed on a quarterly basis for the analog television services and on an annual basis for the digital television services. High-speed internet service customers are billed on a monthly basis. Prepayment from all of the customers is deferred to the appropriate period of service. Installation fee income is recognized upon completion of the related installation work.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of non-monetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5.    INVENTORIES

      As of March 31, 2005 and December 31, 2004, inventories consisted of the following:-


                                                March 31,       December 31,
                                                  2005              2004

      Raw materials                              $185,981         $141,152
      Finished product                            506,258          200,294
                                                 --------         --------

        Total                                    $692,239         $341,446
                                                 ========         ========

6.    PROPERTY AND EQUIPMENT

                                                March 31,       December 31,
                                                   2005            2004

      Leasehold improvements                 $     84,156    $     84,156
      Machinery and equipment                  17,754,105      17,718,300
      Furniture, fixtures and equipment           129,114         127,073
      Motor vehicles                              295,659         295,659
                                             ------------    ------------

                                               18,263,034      18,225,188
      Less: Accumulated depreciation           (5,764,482)     (5,369,738)
                                             ------------    ------------

                                               12,498,552      12,855,450
      Construction in progress                  3,320,853       3,078,294
                                             ------------    ------------

                                             $ 15,819,405    $ 15,933,744
                                             ============    ============

7.    INTANGIBLE ASSETS

                                                     March 31,    December 31,
                                                       2005           2004

      Exclusive right to operate cable TV network   $ 2,413,687    $ 2,413,687
      Less: Accumulated amortization                   (613,484)      (583,312)
                                                    -----------    -----------

                                                    $ 1,800,203    $ 1,830,375
                                                    ===========    ===========

      The amortization expense for the three months ended March 31, 2005 amounted to $30,171.

8.    INVESTMENT IN JOINT VENTURE

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

      The condensed balance sheets and statements of operations of Baoding joint venture were as follows:

       Condensed Balance Sheets
       As of                                     March 31,      December 31,
                                                   2005            2004

      Current assets                           $ 1,455,862     $ 1,118,973
      Non-current assets                        20,349,520      20,322,529
                                               -----------     -----------

        Total assets                           $21,805,382     $21,441,502
                                               ===========     ===========

      Current liabilities                      $ 4,671,500     $ 4,561,432
      Capital                                   17,133,882      16,880,070
                                               -----------     -----------

        Total liabilities and equity           $21,805,382     $21,441,502
                                               ===========     ===========

       Condensed Statement of Operations
        For the period ended March 31                2005          2004
                                                     ----          ----

      Net sales                                  $ 1,515,929    $   933,751
                                                 ===========    ===========

      Profit from operations                     $   449,007    $   259,535

      Other income (expenses), net                  (195,195)         8,410
                                                 -----------    -----------

      Profit before provision for income taxes       253,812        267,945

      Provision for income taxes                          --        (28,909)
                                                 -----------    -----------

      Net income                                 $   253,812    $   239,036
                                                 ===========    ===========

      The Company's equity in earnings (49%)     $   124,368    $   117,127
                                                 ===========    ===========

9.    AMOUNTS DUE FROM THE PRC JOINT VENTURE PARTNER

      The amount due from the PRC joint venture partner was not trade in nature. The amount was unsecured, interest free and is due for repayment by December 31, 2005.

      The Board of directors of Baoding joint venture has proposed the distribution of a cash dividend to its joint venture partners in the amount of RMB36 million (equivalent to approximately US $4,337,300). The payment of such dividend is contingent upon the approval of SAFE (State Administration of Foreign Exchange) and of the local PRC tax bureau. Baoding joint venture needs to obtain a tax clearance certificate from the local PRC tax bureau in order to get the approval for the declaration of dividend. The local PRC tax bureau needs to review Baoding joint venture's tax filings to ensure all of the enterprise and value-added taxes have been properly paid up to December 31, 2004.

      Under the current PRC foreign joint venture law, Baoding joint venture cannot formerly declare the dividend until formal approvals from SAFE and local PRC tax bureau have been obtained.

      The Baoding joint venture intends to offset the amount of dividend to be declared to its PRC joint venture partner with the amount due from the PRC joint venture partner. Such offset of dividend declared is permitted under the current PRC laws.

10.   AMOUNTS DUE TO STOCKHOLDERS AND DIRECTORS

      The amounts due to stockholders and directors were unsecured, non-interest bearing and repayable on demand.

                                                    March 31,      December 31,
         Name                                          2005             2004
                                                   ------------    ------------
Stockholder:
Faithful Union Limited                              $143,400         $263,882
Stockholder and Director:
Raymond Ying-Wai Kwan, CEO                            27,053           15,767
Yau-Sing Tang, CFO                                   292,792           86,651
George Raney, Director                                 4,340                -
Paul Zee-Ho Tsang, Director                              641                -
                                                    --------         --------

  Total                                             $468,226         $366,300
                                                    ========         ========

      For the period ended March 31, 2005, the Company repaid $120,482 to Faithful Union Limited, a company wholly owned by Mr. Hong Tao Li, a Director, Chief Operating Officer and Vice-President of Project Development and as a result, the Company still owed this shareholder $143,400 as of March 31, 2005. This advance was unsecured, non-interest bearing and had no fixed repayment dates.

      For the period ended March 31, 2005, Mr. Yau Sing Tang, CFO and Director of the Company paid various expenses of $3,052 on behalf of the Company. The Company also owed him total salaries of $25,641 and director's shares valued at $18,600 for the period ended March 31, 2005. Mr. Tang also advanced $180,098 to the Company during the period ended March 31, 2005. The Company paid him the salaries of $21,250 for the period ended March 31, 2005. In total, the Company owed him the amount of $292,792 as of March 31, 2005. The amount due to him was unsecured, non-interest bearing and had no fixed repayment dates.

      For the period ended March 31, 2005, the Company owed Mr. Raymond Ying Wai Kwan, CEO and Director of the Company total salaries of $15,384 and director's shares valued at $7,440. The Company paid him the salaries of $11,538 for the period ended March 31, 2005. In total, the Company owed him the amount of $27,053 as of March 31, 2005. The amount due to him was unsecured, non-interest bearing and had no fixed repayment dates.

      For the period ended March 31, 2005, the Company owed Mr. George Raney, Director of the Company, director's shares valued at $4,340. The amount due to him was unsecured, non-interest bearing and had no fixed repayment dates.

      For the period ended March 31, 2005, the Company owed Mr. Zee-Ho Tsang, Director of the Company, director's fee of $641. The amount due to him was unsecured, non-interest bearing and had no fixed repayment dates.

11.   AMOUNT DUE TO A DIRECTOR OF THE JOINT VENTURE

      As of March 31, 2005 and December 31, 2004, the Company's Joint Venture owed an amount of $42,857 and $45,094 respectively to one of the directors of the Company's Joint Venture. The amount owed represents the personal bank loan taken up by such director for an office premises acquired by the Company's Joint Venture in 2004. The amount was unsecured, non-interest bearing and repayable on demand.


12.   8% REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On September 24, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share (the "Purchase Price"), or an aggregate purchase price of $4,000,000. The Purchase Price per share of the Preferred Stock was calculated based upon 90% of the moving average closing price of the Company's common stock for the 60 trading days immediately prior to entering into the agreement. The fair market value of the Company's common stock as of September 24, 2003 was $2.85 per share. In connection with this transaction, the Company also issued warrants to the Purchaser to purchase up to 827,586 shares of the Company's restricted common stock at an exercise price $2.18 per share until September 24, 2008 (the "Warrants"). The sale of the Preferred Stock and the Warrants to the Purchaser was made in a private placement transaction with reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

      The Company was required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock is equal to or less than $0.70 for a period of 10 consecutive trading days), the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

      The fair value of the Preferred Stock with the conversion feature and the warrants, calculated based on available market data using appropriate valuation models, was determined to be in excess of the net proceeds of $3,642,150 received by the Company from the Purchaser, and the minimum Preferred Stock redemption amount of $4,000,000. Therefore, the Preferred Stock was recorded at the minimum redemption amount of $4,000,000, less related transactions costs of $660,563 to be adjusted in subsequent periods for accretion adjustments and accrued and unpaid dividends.

      On September 24, 2003, the Company also issued 18,391 shares of restricted common stock to Trenchant Operating LLC ("Trenchant"), in consideration for services performed by Trenchant in finding the Purchaser. In addition, the Company issued warrants to Trenchant to purchase 91,954 shares of common stock, with an exercise price equal to $2.18 per share until September 25, 2008. The fair market value of the Company's commons stock as of September 24, 2003 was $2.85. The fair value of the warrants was determined to be $250,299 as of the date of grants using the Black-Scholes pricing option valuation model, which assumed a risk free interest rate of approximately 3.07%, an expected life of 5 years, and a volatility rate of 171%.

      On June 14, 2004 the Purchaser requested that the Company redeem the Preferred Stock, as the market price of the Company's common stock was equal to or less than $0.70 per share for more than ten consecutive trading days. On July 26, 2004, the Purchaser filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. The Purchaser is seeking the redemption price of $4,606,897; plus unpaid dividends equal to $220,226 and interest accruing at $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief.

      In accordance with Financial Accounting Standards Board SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Company has accounted for interest of $79,920 for the period ended March 31, 2005 and the redemption price of the Preferred Stock of $4,606,897 and interest of $257,520 for the period from June 14, 2004 to March 31, 2005 as a current liability on its consolidated balance sheet. The Company has accounted for the difference between the minimum Preferred Stock redemption amount of $ 4,000,000 and the cash redemption price of $ 4,606,897 as a reduction in Additional Paid-in Capital for the year ended December 31, 2004. In addition, for the year ended December 31, 2004, the Company has expensed unamortized transaction costs amounting to $567,286 relating to the original Preferred Stock issuance. The Company currently believes that the recorded liability is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when, and if, declared by the Board of Directors of the Company. The Company's Board of Directors has not declared any dividends on the Preferred Stock as of March 31, 2005.

      The Company, through its appointed attorney, is now working with the Purchaser to settle the complaint by agreeing to the judgment on the Purchaser's claims against the Company. At the same time, the Company is negotiating with the Purchaser to extend the repayment period to allow more time for the Company to seek strategic investors to settle the debt by issuing shares of the Company's stock.

13.   INCOME TAXES

      Broadway Offshore is a British Virgin Islands investment holding company that does not carry on any business and does not maintain any offices in the United States of America. Therefore, no provision for United States income taxes or tax benefits for the Company has been made.

      Baoding is a Sino-foreign joint venture established in the PRC. Baoding was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax) for the year ended December 31, 2003 and 13% (10% federal income tax plus 3% local income tax) for future years, on the results of its operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for PRC income tax purposes in a different accounting period from that in which they are recognized for financial accounting purposes. Baoding's operation in PRC for the year ended December 31, 2004 resulted in a profitable operation, while loss was incurred on the Company level.

14.   DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

      The Company signed two-year directors' stock compensation agreements (the "Agreements") with three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang on February 28, 2003. Pursuant to the Agreements, the Company will issue an aggregate of 49,000 shares of common stock each month in consideration for their services rendered through February 2005. As of March 31, 2005, the Company owed them the 49,000 director's shares of common stock valued at $6,860.

      In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company accrued for the directors' compensation in shares and warrants based on the fair market value of the Company's common stock at March 31, 2005. During the period ended March 31, 2005 and year ended December 31, 2004, 98,000 and 600,500 shares of the Company's common stock under the Company's 2003 Stock Compensation Plan were issued to the directors, respectively.

15.   CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

      For the period ended March 31, 2005, no shares were issued. For the year ended December 31, 2004, the Company issued a total of 4,015,000 shares of the Company's common stock to several consultants as consideration for consultation and advisory services rendered and to be rendered over a period ranging from one month to eighteen months.

      In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the period ended March 31, 2005 and 2004, the Company charged to expense a total of $353,601 and $1,306,838, respectively associated with consulting agreements and recorded deferred consulting fees of $891,937 and $1,245,538 respectively at March 31, 2005 and December 31, 2004. The deferred consulting fees will be charged to expenses as follows:-

         Year ending December 31                      Amount

                 2005                             $   577,515
                 2006                                 314,422
                                                  -----------

                  Total                           $   891,937
                                                  ===========

15.   CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES (CONTINUTED)

     For the period ended March 31, 2005, no warrant was granted. As of March 31, 2005, the following warrants were still outstanding:

----------------------------- --------------------- ----------------- ------------------------------------------------
       Warrant-holder           No. of warrants      Exercise Price                   Exercise Period
----------------------------- --------------------- ----------------- ------------------------------------------------

----------------------------- --------------------- ----------------- ------------------------------------------------
Patrick Ko                          250,000              $0.45        Five years starting from May 3, 2003
----------------------------- --------------------- ----------------- ------------------------------------------------
Ni Rong-song                       1,000,000             $0.45        Five years starting from May 30, 2003
----------------------------- --------------------- ----------------- ------------------------------------------------
Friedland Capital Inc.              100,000              $1.50       Three years starting from August 22, 2003
----------------------------- --------------------- ----------------- ------------------------------------------------

      No warrant granted to consultants was exercised during the period ended March 31, 2005.

16.   MINORITY INTEREST

      For the period ended March 31, 2005 and 2004, the Company recorded a reduction to income of $129,444 and $121,908 respectively, representing the other partners' share in the income of the joint venture. The Company also recorded a minority interest of $6,506,955 as of March 31, 2005, representing the other partners' share in the net assets of the joint venture. The balance of the minority interest as of March 31, 2005 and December 31, 2004 was reduced by receivables due from Baoding's 48% joint venture partner in anticipation of the proposed dividend on the Baoding joint venture.

17.   EARNINGS (LOSS) PER COMMON SHARE

      Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potential dilutive financial instruments as of March 31, 2005 had the effect of reducing the reported net loss per share, and, therefore, were excluded from the calculation.

18.   SEGMENT REPORTING

      The Company operates in three principal business segments. Management believes that the following table presents useful information to the chief operation decision makers for measuring business performance and financing needs and preparing the corporate budget, etc. As all the Company's customers are located in Baoding City, China and the Company's revenues are generated in Baoding, no geographical segment information is presented.

                                     Analog             Digital          High speed
For the period ended               Television         Television          Internet
March 31, 2005                      Services           Services           Services          Corporate           Total
--------------                      --------           --------           --------          ---------           -----
Net Sales                         $   979,363        $   465,665        $    70,901       $      --          $ 1,515,929

Consulting fees                          --                 --                 --             (353,601)         (353,601)

Directors' compensation                  --                 --                 --              (72,047)          (72,047)

Professional fees                        --                 --                 --             (135,708)         (135,708)

Operating expenses                   (197,975)          (343,906)              --              (10,059)         (551,940)

Administrative expenses              (100,266)              --                 --                --             (100,266)

Depreciation                         (394,604)              --                 --                --             (394,604)

Amortization                          (30,171)              --                 --                --              (30,171)

Profit (Loss) from operation          256,347            121,759             70,901          ( 571,415)         (122,408)

                                     Analog             Digital          High speed
For the period ended               Television         Television          Internet
March 31, 2004                      Services           Services           Services          Corporate           Total
--------------                      --------           --------           --------          ---------           -----
Net Sales                         $   899,276        $      --         $    34,475        $      --          $   933,751

Consulting fees                          --                 --                 --          (1,306,838)        (1,306,838)

Directors' compensation                  --                 --                 --            (224,926)          (224,926)

Professional fees                        --                 --                 --            (135,485)          (135,485)

Operating expenses                   (150,779)              --                 --             (98,441)          (249,220)

Administrative expenses              (130,677)              --                 --                --             (130,677)

Depreciation                         (362,589)              --                 --                --             (362,589)

Amortization                          (30,171)              --                 --                --              (30,171)

Profit (Loss) from operation          225,060               --               34,475        (1,765,690)        (1,506,155)

19.   SUBSEQUENT EVENT

      On April 20, 2005, the Company announced that, through its newly formed 70% owned subsidiary, Beijing Jin Zhi Cheong Shang Mao Limited, it entered into a joint venture agreement with Zhong Dian Tong (Beijing) Digital TV Development Co., Ltd. This joint venture will allow the Company to reach an additional 1.1 million cable TV subscribers, located over four Chinese provinces, by providing high speed internet access, IP television and IP telephony service to those subscribers. Under this Agreement, the Company will use these provinces as a pilot launch and will replicate the services to its own provinces over the coming three years. The joint venture agreement will be valid for one year. After a one-year market development trial period, both parties involved will have the option of executing a 30-year joint venture agreement. There can be no assurance that the joint venture will extend for another 30 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      The Joint Venture was formed on July 23, 1999, when Baoding Multimedia and Solar Touch signed a joint venture contract (the "JV Agreement") and the articles of association of the Joint Venture (the "JV Articles"). The JV Agreement and JV Articles provide that the total amount of investment of the Joint Venture was RMB122.425 million (or approximately US$14.8 million); and that the registered capital stock of the Joint Venture was RMB70 million (or approximately US$8.46 million). The JV Agreement and JV Articles also provide that Baoding Multimedia's contribution to the Joint Venture was Baoding Multimedia's network and related facilities with a value of RMB21.7 million, plus intangible assets (including licenses and business goodwill) valued at RMB14 million which was equal to 51% of the registered capital of the Joint Venture and that Solar Touch's contribution was an investment of US$4.14 million (or RMB34.3 million) in cash which was equal to 49% of the registered capital. On July 28, 1999, the Management Commission of the Baoding Hi-Tech Industrial Development Area approved the JV Agreement and JV Articles as well as the members of the board of directors of the Joint Venture. On August 5, 1999, a Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC for the Joint Venture was issued and on August 16, 1999, the Business License for the operations of the Joint Venture was issued.

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

      The board of directors of the Joint Venture currently has nine members, five of whom were appointed by the Company. Pursuant to the Amended JV Agreement, Broadway Offshore has the right to appoint five of the nine members of the Board of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has filled key management positions at the Joint Venture, including Chief Financial Officer and General Manager, with persons affiliated with the Company. As a foreign investor, the Company, through its predecessor, has become the single largest interest holder of the Joint Venture and has actively participated in the management of the Joint Venture.

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

      The Company considers the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

      Investment in Joint Venture: On and before December 31, 2003, the Company accounted for its 49% ownership interest in the Joint Venture using the equity method of accounting. However, effective on January 1, 2004, the Company assumed control of the board of directors of the Joint Venture by appointing five out of nine of its directors and filled key management positions at the Joint Venture, including the position of Chief Financial Officer and General Manager, with persons affiliated with the Company. Accordingly, effective on January 1, 2004, the Company has accounted for the Joint Venture as a subsidiary and its accounts are consolidated.

      Revenue recognition: Revenue from the provision of subscription television services is recognized at the time when the services are provided. Customers are billed on a quarterly basis for the analog television services and on an annual basis for the digital television services. High speed internet service customers are billed on a monthly basis. Prepayment from all of the customers is deferred to the appropriate period of services. Installation fee income is recognized upon completion of the related installation work.

Results of operations

Revenue

      Our revenue of $1,515,929 for the period ended March 31, 2005 represents the installation and subscription fees, premium digital service fees and added value services fees of the Joint Venture received and to be received, net of service tax whereas our revenue of $933,751 for the period ended March 31, 2004 only includes the installation and subscription fees and added value services fees of the Joint Venture received and to be received, net of service tax. The increase in our revenue of $582,178, representing a 62.3% increase, was mainly attributable to the sales of set-top boxes and cable modems and the provision of premium digital services to customers for the period ended March 31, 2005 which amounted to $465,665. No such sales and services were provided for the period ended March 31, 2004.

Consulting Fees

      Total consulting fees decreased by $953,237, representing a 72.9% decrease to $353,601 for the period ended March 31, 2005 from $1,306,838 for the period ended March 31, 2004. The decrease was primarily attributable to the decrease in deferred consulting fees that resulted from the decrease in issuance shares of the Company's common stock to consultants for their services rendered and the decrease in the Company's stock price used in determining the fair market value of those shares of common stock in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation".

Directors' compensation

      Total directors' compensation decreased by $152,879, representing a 68.0% decrease to $72,047 for the period ended March 31, 2005 from $224,926 for the period ended March 31, 2004. The decrease was primarily attributable to the combined effect of the reduction in directors' compensation in shares and the fall in the Company's stock price over the year as most of the directors' compensation was in shares.

Operating Expenses

      Total operating expenses increased by $302,720 from $249,220 for the period ended March 31, 2004 to $551,940 for the period ended March 31, 2005. Total operating expenses represent the operating expenses incurred by both the Company and the Joint Venture. The increase was mainly because of the combined effect of an increase in operating expenses of $47,196 for analog television services, the inclusion of operating expenses of $343,906 for digital television services and a decrease in operating expenses of the Company itself of $88,382. The increase in operating expenses for analog television services is in line with the increase in subscription fees received for analog television services. There was no digital television service offered by our Baoding Joint Venture for the period ended March 31, 2004. The decrease in operating expenses of the Company itself resulted from a decrease in business travel and entertainment expenses and discontinued employment of one part-time assistant to the Chief Financial Officer.

Administrative Expenses

      Total administrative expenses decreased by $30,411 from $130,677 for the period ended March 31, 2004 to $100,266 for the period ended March 31, 2005. Total administrative expenses represent the administrative expenses incurred by the Joint Venture only. The decrease was mainly attributable to the decrease in salaries and staff benefits of approximately $21,424 and inclusion of an advisory fee of approximately $12,145 for the period ended March 31, 2004. There was no such advisory fee for the period ended March 31, 2005.

Bad debts

      Bad debts represent an increase in the doubtful debt provision made for accounts receivables of our Baoding Joint Venture by $174,127, whereas there was no such provision made for accounts receivables for the corresponding period in 2004.

Interest income (expenses), net

      Interest expenses, net for the period ended March 31, 2005 was $79,552, as compared to interest income, net of $208 for the period ended March 31, 2004. The significant change primarily resulted from the inclusion of interest on debt of $79,920 owing to the preferred stockholders. The interest was accrued at $888 per day for the period from January 1, 2005 to March 31, 2005.

Minority interest

      The minority interest represents the profit of the Joint Venture attributable to the 51% equity interest not owned by the Company. The increase in minority interest of $7,536, representing 6.2% increase, from $121,908 for the period ended March 31, 2004 to $129,444 for the period ended March 31, 2005 was in line with the increase in the profit generated by the Joint Venture.

Deemed dividends

      For the period ended March 31, 2004, the Company recorded deemed dividends of $33,028 on its redeemable convertible preferred stock whereas the Company recorded nil deemed dividends for the period ended March 31, 2005. The substantial decrease in deemed dividends was caused by the fall in share price below the fixed redemption price of the Preferred Stock of $0.70 per share. It resulted in the mandatory redemption of the Preferred Stock after which no deemed dividends were charged to retained earnings of the Company.

Net loss available for common stockholders

      Net loss decreased to $526,967 for the period ended March 31, 2005 from $1,681,382 for the corresponding period of 2004, representing a decrease of $1,154,415 or 68.7%. This decrease is primarily due to the combined effects of the increase in net sales of $582,178, operating expenses of $302,720, bad debts of $174,127 and interest expenses of $79,760, and the decrease in consulting fees of $953,237, directors' compensation of $152,879, and administrative expenses of $30,411.

Financial condition, liquidity, capital resources

      For the period ended March 31, 2005, we generated cash from operating activities of $468,459 and we used $280,265 to purchase property and equipment and further advanced $171,501 to the PRC joint venture partner.

      Although the Company incurred operating loss of $526,967 for the period ended March 31, 2005, the Company generated positive cash flows of $468,459 from operating activities. The operating loss for the period ended March 31, 2005 included items which are of either non-cash or non-recurrent nature: (i) expensed common stocks for consulting fees of $353,601; (ii) expensed common stock for directors' compensation of $30,380 and (ii) allowance for doubtful debts of $174,127.

      As of March 31, 2005, the Company had cash and cash equivalents of $133,890. Our current assets were $1,468,643 and our current liabilities were $10,299,749, which resulted in a current ratio of 0.14. We had no capital expenditure commitment outstanding as of March 31, 2005.

      The cash requirements of the Company and its subsidiaries during the next twelve months include the normal operating expenditures of the Baoding joint venture, payments for professional fees, and compensation of the Company's directors. While the Baoding joint venture has been generating positive cash flow and does not have material commitments for capital expenditures, we anticipate, based on the scale of the Baoding joint venture's existing operations, that the Baoding joint venture's projected cash flows from operations would be sufficient to support its planned operations for the next twelve months. To make the required payments for professional fees and directors' compensation, the Company expects to receive a cash dividend from the Baoding joint venture. The board of directors of the Baoding joint venture has proposed to distribute a cash dividend in the amount of RMB36 million (approximately $4,337,300) to its equity holders, although the payment of such dividend is contingent upon the approval by the State Administration of Foreign Exchange (SAFE) and by the local PRC tax bureau. In order to fulfill the cash dividend obligation, the Baoding joint venture plans to borrow money from the local Chinese bank by using its assets and its right to receive subscription fees as collateral.

      The Company's working capital deficit at March 31, 2005 was primarily attributable to the liability arising out of the litigation with Gryphon Master Fund, L.P. ("Gryphon"). The Company is currently involved in litigation with Gryphon regarding Gryphon's investment in the Company's 8% Redeemable Convertible Preferred Stock (the "Preferred Stock"). Gryphon has filed a complaint alleging that the mandatory redemption feature of the Preferred Stock has been triggered and that the Company is required to redeem the Preferred Stock at the redemption price of $4,606,987 plus accrued unpaid dividends, interest and costs. The Company has retained counsel to represent it in this matter. While we are defending the claim, we are also, through our appointed attorney, in negotiations with the Purchaser to settle this claim out of court.

      Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $257,520 for the period from June 14, 2004 to March 31, 2005 as a current liability on its consolidated balance sheet. The Company has accounted for the difference between the minimum Preferred Stock redemption amount of $4,000,000 and the cash redemption price of $4,606,897 as a reduction of Additional Paid-in Capital. In addition, for the year ended December 31, 2004, the Company has expensed unamortized transaction costs amounting to $567,286 relating to the original Preferred Stock issuance. The Company currently believes that the recorded liability is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when, and if, declared by the Board of Directors of the Company. The Company's Board of Directors has not declared any dividends on the Preferred Stock as of March 31, 2005.

      The Company, through its appointed attorney, is now working with the Purchaser's attorney to settle the complaint by agreeing to the judgment on the Purchaser's claims against the Company. To meet this exceptional cash requirement, the Company is actively seeking strategic investors in the PRC and intends to raise additional capital through the issuance of debts or equity securities, although there can be no assurance that we will be successful in obtaining this financing. Meanwhile, the Company is negotiating with the Purchaser to extend the repayment period to allow more time for the Company to seek strategic investors to settle the debt by issuing the shares of the Company's stock.

      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $526,967 for the period ended March 31, 2005 and our current liabilities exceeded our current assets by $8,831,106 at March 31, 2005. These factors create substantial doubt about our ability to continue as a going concern.

      The Company's management continues to evaluate the Company's cash requirements and the availability of debt and equity financing to meet the Company's financial obligations as they fall due.

Plan of Operation

      We do not anticipate generating sufficient positive internal operating cash flow to meet our financial obligations as mentioned above.

      As mentioned above, the cash requirements of the Company and its subsidiaries during the next twelve months include the normal operating expenditures of the Baoding joint venture, and the payments for professional fees, and compensation for the Company's directors. While the Baoding joint venture has been generating positive cash flow and does not have material commitments for capital expenditures, we anticipate, based on the scale of the Baoding joint venture's existing operations, that the Baoding joint venture's projected cash flows from operations would be sufficient to support its planned operations for the next twelve months. To make the required payments for professional fees and directors' compensation, the Company expects to receive a cash dividend from the Baoding joint venture. The board of directors of the Baoding joint venture has proposed to distribute a cash dividend in the amount of RMB36 million (approximately $4,337,300), although the payment of such dividend is contingent upon the approval by SAFE and by the local PRC tax bureau. In order to fulfill the cash dividend obligation, the Baoding joint venture plans to borrow money from the local Chinese bank by using its assets and its right to receive subscription fees as collateral.

      Although the Company will receive the cash dividend from the Baoding joint venture, we cannot meet the exceptional cash requirements of Gryphon's claims, as described above, without seeking strategic investors and raising additional capital through the issuance of debt or equity securities. Meanwhile, the Company, through its appointed attorney, is now negotiating with Gryphon to extend the repayment period to allow more time for the Company to seek strategic investors to settle the debt by issuing shares of the Company's stock. But, there can be no assurance that we will be successful in finding the strategic investor and/or obtaining this financing.

      To the extent that we are unable to successfully raise the capital necessary to meet our financial obligations on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to settle Gryphon's claims and maintain the Company's normal operations, and may have to dispose of our interest in the Baoding joint venture and consider a formal restructuring or reorganization.

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

      In early 2005, the Company received notice from Macau Media that the Chinese government did not approve the renewal of Macau Media's satellite broadcasting licenses. Management of the Company has determined that the owner of Macau Media is not financially capable of repaying the $3,000,000 deposit. Accordingly, the deposit was fully reserved in the statements of operations and comprehensive income for the year ended December 31, 2004.

Exchange rate

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

      Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of non-monetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

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

      On September 24, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership (the "Purchaser"), for $1.45 per share (the "Purchase Price"), or an aggregate purchase price of $4,000,000. The Company was required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock) is equal to or less than $0.70, the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

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

      Although the Company cannot yet assess the probable outcome of the litigation, it has accounted for the redemption price of the Preferred Stock of $4,606,897 and interest of $257,520 for the period from June 14, 2004 to March 31, 2005 as a current liability on its consolidated balance sheet. The Company currently believes that this accounting accrual is conservative and reflects the probable maximum amount that the Company would be required to pay to the Purchaser should the Purchaser be successful in its lawsuit. The Company does not believe that it would be required to pay unpaid dividends to the Purchaser because the terms of the Preferred Stock provide that the holders of Preferred Stock receive dividends only when and if declared by the Board of Directors of the Company. The Company's Board of Directors has not declared dividends on the Preferred Stock to date.

      The Company, through its appointed attorney, is now working with the Purchaser to settle the complaint by agreeing to the judgment on the Purchaser's claims against the Company. At the same time, the Company is negotiating with the Purchaser to extend the repayment period to allow more time for the Company to seek strategic investors to settle the debt by issuing shares of the Company's stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      (a)   None.

      (b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

                                  Exhibit Index

      Exhibit
      Number        Description
      ------        -----------

      3(i)(a) Certificate of Incorporation of CCCI. (1)

      3(i)(b) Certificate of Amendment of Certificate of Incorporation (filed
              November 17, 1989). (2)

      3(i)(c) Certificate of Amendment of Certificate of Incorporation (filed
              July 1, 2003). Filed herewith. (3)

      3(ii)   Bylaws of CCCI. (1)

      31.1 Rule 13a-14(a) Certifications of Chief Executive Officer Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Rule 13a-14(a) Certifications of Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002

      32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit
      Number        Description
      ------        -----------

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

 ------------------

      (1) Incorporated by reference from CCCI's Registration Statement on Form S-18, effective November 12, 1985.

      (2) Incorporated by reference from CCCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

      (3) Incorporated by reference from CCCI's Form 8-K filed on September 29, 2003.

(b)   REPORTS ON FORM 8-K:

      During the three months ended March 31, 2005, the Company did not file any Current Reports on Form 8-K.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CHINA CABLE AND COMMUNICATION, INC.

Date: June 20, 2005                        /s/ Raymond Ying-Wai Kwan
                                           -------------------------------------
                                           Name:  Raymond Ying-Wai Kwan
                                           Title: Chief Executive Officer


Date: June 20, 2005                        /s/ Yau-Sing Tang
                                           -------------------------------------
                                           Name:  Yau-Sing Tang
                                           Title: Chief Financial Officer