Form 10QSB
period 2005-06-30
CHINA CABLE & COMMUNICATION INC
filed 2005-08-17
CIK 773394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2005

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number:
                                   2-98997-NY

                       CHINA CABLE AND COMMUNICATION, INC.

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

               (Address of Principal Executive Offices) (Zip Code)

                                (86) 10-8259 9426
                (Company's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of Common Stock outstanding as of June 30, 2005 was 76,928,260.

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

Item 2.      Management's Discussion and Analysis or Plan of Operations.......17

Item 3.      Controls and Procedures..........................................25

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................26

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds......26

Item 3.      Defaults Upon Senior Securities..................................26

Item 4.      Submission of Matters to a Vote of Security Holders..............26

Item 5.      Other Information................................................26

Item 6.      Exhibits ........................................................26

SIGNATURES   .................................................................28

Exhibit 31.1......Certification

Exhibit 31.2......Certification

Exhibit 32.1......Certification

Exhibit 32.2......Certification

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                      2005            2004
                                                                  ------------    ------------
ASSETS                                                             (Unaudited)      (Audited)
CURRENT ASSETS
Cash and cash equivalents                                         $    199,994    $    117,197
Accounts receivable, net of allowance for doubtful accounts of
  $393,913 and $219,786 respectively                                   240,121         114,644
Prepayments and deposits                                               297,582         434,837
Inventories                                                            508,924         341,446
Other current assets                                                    59,300         111,450
                                                                  ------------    ------------

  Total current assets                                               1,305,921       1,119,574
                                                                  ------------    ------------

NON-CURRENT ASSETS
Property and equipment, net                                         15,944,103      15,933,744
Intangible asset                                                     1,770,032       1,830,374
Amount due from the holding company of the joint venture
  partner                                                              498,587         498,587
                                                                  ------------    ------------

  Total non-current assets                                          18,212,722      18,262,705
                                                                  ------------    ------------

  Total assets                                                    $ 19,518,643    $ 19,382,279
                                                                  ============    ============

LIABILITIES, MINORITY INTERESTS, REDEEMABLE
CONVERTIBLE PREFERRED STOCK, AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                             $  4,056,233    $  4,143,583
Deferred revenue                                                       642,102         476,814
Amount due to the preferred stockholders                             5,208,611       4,784,497
Income tax payable                                                      31,046          63,479
Amounts due to stockholders  and directors                             560,618         366,300
Amount due to a director of the joint venture                               --          45,094
                                                                  ------------    ------------

  Total current liabilities                                         10,498,610       9,879,767
                                                                  ------------    ------------

MINORITY INTERESTS, net                                              6,625,333       6,549,012
                                                                  ------------    ------------

                                                               (To be continued)

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                           June 30,       December 31,
                                                                             2005             2004
                                                                         ------------     ------------
                                                                          (Unaudited)       (Audited)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, nil
   shares issued                                                                   --               --
Common Stock, $0.00001 par value; 100,000,000 shares authorized,
   76,928,260 shares issued and outstanding at June 30, 2005 and
   December 31, 2004                                                              769              769
Additional paid-in capital                                                 22,973,536       22,973,536
Comprehensive Income - Foreign exchange reserve                                27,723           27,723
Deferred consulting fees                                                     (697,294)      (1,245,538)
Accumulated deficit                                                       (19,910,034)     (18,802,990)
                                                                         ------------     ------------

Total stockholders' equity                                                  2,394,700        2,953,500
                                                                         ------------     ------------

Total liabilities and stockholders' equity                               $ 19,518,643     $ 19,382,279
                                                                         ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                    Three months ended June 30,         Six months ended June 30,
                                                       2005             2004             2005             2004
                                                   ------------     ------------     ------------     ------------
NET SALES                                          $  1,256,581     $  1,109,160        2,772,510        2,042,911
                                                   ------------     ------------     ------------     ------------

COST AND EXPENSES
  Consulting fees                                      (194,643)        (830,212)        (548,244)      (2,137,050)
  Directors' compensation                               (32,692)        (111,769)        (104,739)        (336,695)
  Professional fees                                     (63,521)        (130,239)        (199,229)        (265,724)
  Operating expenses                                   (600,029)        (310,180)      (1,151,969)        (559,479)
  Administrative expenses                              (112,278)        (116,084)        (212,544)        (246,682)
  Depreciation                                         (397,109)        (362,612)        (791,713)        (725,201)
  Amortization                                          (30,171)         (30,172)         (60,342)         (60,343)
                                                   ------------     ------------     ------------     ------------

  Total cost and expenses                            (1,430,443)      (1,891,268)      (3,068,780)      (4,331,174)
                                                   ------------     ------------     ------------     ------------

(LOSS) FROM OPERATIONS                                 (173,862)        (782,108)        (296,270)      (2,288,263)
                                                   ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES)
  Provision for bad debts                                    --               --         (174,127)              --
  Interest income (expenses), net                      (228,867)             124         (308,419)             332
  Other income (expenses), net                          (28,978)          69,103          (50,414)          77,513
                                                   ------------     ------------     ------------     ------------

  Total other income (expenses)                        (257,845)          69,227         (532,960)          77,845
                                                   ------------     ------------     ------------     ------------

LOSS ON EXTINGUISHMENT OF DEBT
                                                             --       (1,174,183)              --       (1,174,183)
                                                   ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
                                                       (431,707)      (1,887,064)        (829,230)      (3,384,601)
PROVISION FOR INCOME TAXES                              (57,351)         (22,339)         (57,351)         (51,248)
                                                   ------------     ------------     ------------     ------------

LOSS BEFORE MINORITY INTEREST                          (489,058)      (1,909,403)        (886,581)      (3,435,849)
MINORITY INTEREST                                       (91,019)        (200,861)        (220,463)        (322,769)
                                                   ------------     ------------     ------------     ------------

NET LOSS                                               (580,077)      (2,110,264)      (1,107,044)      (3,758,618)
DEEMED DIVIDENDS                                             --          (27,221)              --          (60,249)
                                                   ------------     ------------     ------------     ------------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS         $   (580,077)    $ (2,137,485)    $ (1,107,044)    $ (3,818,867)
                                                   ============     ============     ============     ============

Net loss per share - basic and diluted             $      (0.01)    $      (0.03)    $      (0.01)    $      (0.05)
Weighted average number of shares outstanding -
  basic and diluted                                  76,928,260       73,467,837       76,928,260       72,940,386


The accompanying notes are an integral part of these consolidated financial statements.

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Comprehensive
                                    Common Stock at        Additional    Income-Foreign  Deferred        Retained         Total
                                   0.00001 par value         Paid -          Exchange   Consulting       Earnings      Stockholders'
                               No. of Shares     Amount    In Capital        Reserve       Fees          (Deficit)        Equity
                               -------------   ---------   ------------    ----------  ------------    ------------    ------------
Balances,
  January 1, 2004                 72,312,760   $     723   $ 21,356,799    $       0   $ (1,934,192)   $(11,947,932)   $  7,475,398

Shares issued to
  directors as directors'
  compensation                       600,500           6        347,974            0              0               0         347,980

Shares issued to consultant
  for financial advisory
  services                         4,015,000          40      1,875,660            0              0               0       1,875,700

Foreign exchange difference
  arising from consolidation               0           0              0       27,723              0               0          27,723

Adjustment to reflect
  preferred stocks becoming
  mandatorily redeemable
  at fair value                            0           0       (606,897)           0              0               0        (606,897)

Deemed dividend arising
  from beneficial conversion
  feature of redeemable
  convertible preferred stock              0           0              0            0              0         (60,249)        (60,249)

Deferred consulting fees
  - stock compensation                     0           0              0            0        688,654               0         688,654

Net loss for the year
  ended December 31, 2004                  0           0              0            0              0      (6,794,809)     (6,794,809)
                                ------------   ---------   ------------    ---------   ------------    ------------    ------------

Balances,
  December 31, 2004               76,928,260   $     769   $ 22,973,536    $  27,723   $ (1,245,538)   $(18,802,990)   $  2,953,500

Deferred consulting fees
  - stock compensation                     0           0              0            0        548,244               0         548,244

Net loss for the period
  ended June 30, 2005                      0           0              0            0              0      (1,107,044)     (1,107,044)
                                ------------   ---------   ------------    ---------   ------------    ------------    ------------
Balances,
  June 31, 2005                   76,928,260   $     769   $ 22,973,536    $  27,723   $   (697,294)   $(19,910,034)   $  2,394,700
                                ============   =========   ============    =========   ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

               CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                              2005             2004
                                                                          ------------     ------------
Cash flows from operating activities:
Net loss                                                                  $ (1,107,044)    $ (3,758,618)
Adjustments to reconcile net loss to net cash generated from (used
   in) operating activities:
   Loss on extinguishment of debt                                                   --        1,174,183
   Common stocks and warrants issued for consulting fees                            --          700,000
   Deferred consulting fees expensed, net                                      548,244        1,401,050
   Common stocks issued for directors' compensation                                 --          249,900
   Directors' compensation payable by common stocks                             30,380               --
   Depreciation and amortization                                               852,055          785,544
   Minority interest                                                           220,463          322,769
   Bad debts                                                                   174,127               --
   Interest due to preferred stockholder                                       424,114               --
Changes in operating assets and liabilities:
   Decrease (Increase) in:
   Cash held in trust account                                                       --          149,628
   Accounts receivable                                                        (299,604)        (107,369)
   Prepayments and deposits                                                    137,255               --
   Inventories                                                                (167,478)        (111,929)
   Other current assets                                                         52,150           18,891
   Increase (Decrease) in:
   Accounts payable and accrued liabilities                                    (87,350)         625,815
   Deferred revenue                                                            165,288               --
   Income tax payable                                                          (32,433)         (82,714)
   Amounts due to stockholders and directors                                   163,938               11
   Amount due to a director of the joint venture                               (45,094)              --
                                                                          ------------     ------------

Net cash generated from operating activities                                 1,029,011        1,367,161
                                                                          ------------     ------------
Cash flows from investing activities:
   Increase in cash in connection with the consolidation of
     joint venture                                                                  --           45,859
   Increase in amount due from the joint venture partner                      (144,142)        (514,529)
   Purchase of property and equipment                                         (808,123)        (963,407)
   Proceeds from disposal of property                                            6,051               --
                                                                          ------------     ------------

Net cash used in investing activities                                         (946,214)      (1,432,077)
                                                                          ------------     ------------

Cash flows from financing activities:                                               --               --
                                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents                            82,797          (64,916)
Cash and cash equivalents at beginning of year                                 117,197          173,967
                                                                          ------------     ------------

Cash and cash equivalents at end of year                                  $    199,994     $    109,051
                                                                          ============     ============

Supplementary disclosures of cash flow information
   Income and value added taxes paid                                      $    154,706     $    100,586
                                                                          ============     ============
Supplemental Schedule of non-cash financing activities:
   Common stock and warrants issued for consulting and directors' fees    $         --     $    876,400
                                                                          ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

              CHINA CABLE AND COMMUNICATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated unaudited financial statements have been prepared by the Company and include all material adjustments which, in the opinion of the management, are necessary for a fair presentation of financial results for the six months ended June 30, 2005. All adjustments and provisions included in these statements are of a normal recurring nature.

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

2. GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,107,044 and $3,818,867 for the six months ended June 30, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $9,192,689 at June 30, 2005. These factors create substantial doubt about our ability to continue as a going concern.

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

On December 29, 2003, the Joint Venture agreement was amended whereby Baoding Multimedia granted 3% of its 51% interest in the Joint Venture to Baoding Cable Television Employees' Shareholding Association ("BCTESA"), as well as one seat on the Board of Directors.

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

The Board of Directors of the Joint Venture serves a term of four years with no term limits. Changes in the Board of Director members can only be made after a unanimous vote of the Board. The Board of Directors is the highest authority of the Joint Venture and executes policy, operational matters and passes resolutions of the Joint Venture. As a result, control of the Board of Directors of the Joint Venture enables the Company to significantly influence the operations of the Joint Venture. Accordingly, since January 1, 2004, the Company has accounted for the Joint Venture as a subsidiary and its accounts are consolidated.

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

The Company tests its long-lived assets, including property and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally the cable TV network in a specific region of Baoding city. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the periods ended June 30, 2005 and 2004.

Redeemable convertible preferred stock

In connection with the issuance of the redeemable convertible preferred stock in 2003, the Company recorded deemed dividends of $4,000,000 arising from the beneficial conversion feature embedded within the preferred stock in accordance with the provisions of Emerging Issues Task Force Consensus Nos. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and $60,249 of accretion for the year ended December 31, 2004. The deemed dividends arise from the allocation of proceeds raised to the detachable warrants issued to the preferred stockholders, as well as due to the effective conversion price based on the proceeds allocated to the preferred stock being below the fair market value of the Company's common stock on the date of issuance. The beneficial conversion feature is limited to the total proceeds raised of $4,000,000. During the period ended June 30, 2005, the redeemable convertible preferred stock was redeemed by the preferred stockholders.

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

Earnings per share

The Company has presented a dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potential dilutive financial instruments as of June 30, 2005 had the effect of reducing the reported net loss per share, and therefore, were excluded from the calculation.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant revaluation of the RMB against the U.S. dollar. Any significant revaluation of RMB may be attributable to adjustments resulting from the translation of the Joint Venture's financial statements which will be recorded as part of accumulated comprehensive income in shareholders' equity.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights." The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5. INVENTORIES

As of June 30, 2005 and December 31, 2004, inventories consisted of the following:-

                                                 June 30,       December 31,
                                                  2005              2004

      Raw materials                              $327,894         $141,152
      Finished product                            181,030          200,294
                                                 --------         --------

        Total                                    $508,924         $341,446
                                                 ========         ========

6. PROPERTY AND EQUIPMENT

                                                June 30,       December 31,
                                                  2005            2004

      Leasehold improvements                  $    78,105     $     84,156
      Machinery and equipment                  17,811,563       17,718,296
      Furniture, fixtures and equipment           131,963          127,073
      Motor vehicles                              358,456          295,659
                                              ------------    ------------

                                               18,380,087       18,225,184
      Less: Accumulated depreciation           (6,161,447)      (5,369,734)
                                              ------------    ------------

                                               12,218,640       12,855,450
      Construction in progress                  3,725,463        3,078,294
                                              ------------    ------------

                                              $15,944,103     $ 15,933,744
                                              ============    ============

7. INTANGIBLE ASSETS

                                                June 30,    December 31,
                                                 2005           2004

Exclusive right to operate cable TV network   $ 2,413,687    $ 2,413,687
Less: Accumulated amortization                   (643,655)      (583,313)
                                              -----------    -----------

                                              $ 1,770,032    $ 1,830,374
                                              ===========    ===========

The amortization expense for the period ended June 30, 2005 amounted to $60,342.

8. AMOUNTS DUE TO STOCKHOLDERS AND DIRECTORS

The amounts due to stockholders and directors are unsecured, non-interest bearing and repayable on demand.

                                                    June 30,      December 31,
         Name                                         2005             2004
                                                   -----------     ------------
Stockholder:
Faithful Union Limited                              $143,400         $263,882
Stockholder and Director:
Raymond Ying-Wai Kwan, CEO                            38,592           15,767
Yau-Sing Tang, CFO                                   373,004           86,651
George Raney, Director                                 4,340                -
Paul Zee-Ho Tsang, Director                            1,282                -
                                                    --------         --------

  Total                                             $560,618         $366,300
                                                    ========         ========

For the period ended June 30, 2005, the Company repaid $120,482 to Faithful Union Limited, a company wholly owned by Mr. Hong Tao Li, a Director, Chief Operating Officer and Vice-President of Project Development and as a result, the Company still owed this shareholder $143,400 as of June 30, 2005.

For the period ended June 30, 2005, Mr. Yau Sing Tang, CFO and Director of the Company paid various expenses of $58,411 on behalf of the Company. The Company also owed him total salaries of $44,872 and director's shares valued at $18,600 for the period ended June 30, 2005. Mr. Tang also advanced $206,758 to the Company during the period ended June 30, 2005. The Company paid him the salaries of $42,288 for the period ended June 30, 2005. In total, the Company owed him the amount of $373,004 as of June 30, 2005.

For the period ended June 30, 2005, the Company owed Mr. Raymond Ying Wai Kwan, CEO and Director of the Company total salaries of $26,923 and director's shares valued at $7,440. The Company paid him the salaries of $11,538 for the period ended June 30, 2005. In total, the Company owed him the amount of $38,592 as of June 30, 2005.

For the period ended June 30, 2005, the Company owed Mr. George Raney, Director of the Company, director's shares valued at $4,340.

For the period ended June 30, 2005, the Company owed Mr. Zee-Ho Tsang, Director of the Company, director's fee of $2,564. The Company paid him the director fee of $1,282 for the period ended June 30, 2005. In total, the Company owed him the amount of $1,282 as of June 30, 2005.

9. AMOUNT DUE TO A DIRECTOR OF THE JOINT VENTURE

As of December 31, 2004, the Company's Joint Venture owed an amount of $45,094 to one of the directors of the Company's Joint Venture. The amount owed represents the personal bank loan taken up by such director for office premises acquired by the Company's Joint Venture in 2004. The amount was wholly repaid before June 30, 2005.

10. 8% REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Company was required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock) is equal to or less than $0.70 for a period of 10 consecutive trading days, the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

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

On June 20, 2005, the Company and the Purchaser represented to the Court that they had agreed to an entry of judgment on the Purchaser's claim against the Company. Therefore, the Purchaser was granted a judgment against the Company in the amount of $5,165,119.99. The Purchaser was also granted recovery of post-judgment interest on the judgment at a rate of 6% per annum from June 20, 2005 until the judgment is paid by the Company. In a separate agreement, the Company agreed to pay the Purchaser a sum of $35,000 to cover legal costs incurred by the Purchaser in two installments: $20,000 on or before June 30, 2005 and $15,000 on or before July 31, 2005. In exchange for the $35,000 payment, the Purchaser agreed not to execute on the agreed judgment on or before September 30, 2005. Subsequent to June 30, 2005, the Company completed payment of the $35,000 to the Purchaser.

In accordance with Financial Accounting Standards Board SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Company has accounted for the judgment debt of $5,165,120, together with post-judgment interest of $8,491 for the period from June 21, 2005 to June 30, 2005 and the compensation amount of $35,000 as a current liability on its consolidated balance sheet. The Company has accounted for the difference between the minimum Preferred Stock redemption amount of $4,000,000 and the cash redemption price of $ 4,606,897 as a reduction in Additional Paid-in Capital for the year ended December 31, 2004. In addition, for the year ended December 31, 2004, the Company has expensed unamortized transaction costs amounting to $567,286 relating to the original Preferred Stock issuance. For the period ended June 30, 2005, the Company expensed the difference between the judgment debt and the recorded amount due to the Purchaser as of December 31, 2004 of $309,194 as other interest expenses and the compensation amount of $35,000 as other expenses on the Company's consolidated statement of operations and comprehensive income.

11. INCOME TAXES

Broadway Offshore is a British Virgin Islands investment holding company that does not carry on any business and does not maintain any offices in the United States of America. Therefore, no provision for United States income taxes or tax benefits for the Company has been made.

Baoding is a Sino-foreign joint venture established in the PRC. Baoding was subject to a 3% local income tax for the year ended December 31, 2002 and 18% (15% federal income tax plus 3% local income tax) for the year ended December 31, 2003 and 13% (10% federal income tax plus 3% local income tax) for future years, on the results of its operations after adjusting for items which are non-assessable or disallowed. Certain items of income and expense are recognized for PRC income tax purposes in a different accounting period from that in which they are recognized for financial accounting purposes. Baoding's operation in the PRC for the periods ended June 30, 2005 and 2004 resulted in a profitable operation, while loss was incurred on the Company level.

12. DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

The Company signed two-year directors' stock compensation agreements (the "Agreements") with three of its directors, Mr. George Raney, Mr. Raymond Ying-Wai Kwan, and Mr. Yau-Sing Tang on February 28, 2003. Pursuant to the Agreements, the Company will issue an aggregate of 49,000 shares of common stock each month in consideration for their services rendered through February 2005. Since the expiry of the Agreements on February 28, 2005, the Company has not yet renewed the stock compensation agreements with the directors. As of June 30, 2005, the Company did not issue the 98,000 director's shares of common stock valued at $30,380 to the directors.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company accrued for the directors' compensation in shares and warrants based on the fair market value of the Company's common stock at the period end. During the six months ended June 30, 2004, 294,000 shares of the Company's common stock under the Company's 2003 Stock Compensation Plan were issued to the directors. No shares of the Company's common stock were issued for the six months ended June 30, 2005.

13. CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

For the year ended December 31, 2004, the Company issued a total of 4,015,000 shares of the Company's common stock to several consultants as consideration for consultation and advisory services rendered and to be rendered over a period ranging from one month to eighteen months. For the period ended June 30, 2005, no shares were issued.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the Emerging Issues Task Force Consensus Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the six months ended June 30, 2005 and 2004, the Company charged to expense a total of $548,244 and $2,137,050, respectively associated with consulting agreements and recorded deferred consulting fees of $697,294 and $1,245,538 respectively at June 30, 2005 and December 31, 2004. The deferred consulting fees will be charged to expenses as follows:

        Year ending December 31                      Amount
                 2005                             $   393,565
                 2006                                 303,729
                                                  -----------
                  Total                           $   697,294
                                                  ===========

For the periods ended June 30, 2005 and 2004, no warrants were granted or exercised. As of June 30, 2005, the following warrants were still outstanding:

---------------------------------------------------------------------------------------------------------------
       Warrant-holder          No. of warrants     Exercise Price                  Exercise Period
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Patrick Ko                         250,000             $0.45       Five years starting from May 3, 2003
---------------------------------------------------------------------------------------------------------------
Ni Rong-song                      1,000,000            $0.45       Five years starting from May 30, 2003
---------------------------------------------------------------------------------------------------------------
Friedland Capital Inc.             100,000             $1.50       Three years starting from August 22, 2003
---------------------------------------------------------------------------------------------------------------

14. MINORITY INTEREST

The minority interest comprises the following:-

  As of                                                   June 30, 2005     December 31, 2004
                                                          -------------     -----------------

  Share in the net assets of the joint venture           $     8,829,299     $     8,608,836

  Less: Amount due from the PRC joint venture partner         (2,203,966)         (2,059,824)
                                                              ----------          ----------
    Net amount                                           $     6,625,333     $     6,549,012
                                                              ==========          ==========

For the six months ended June 30, 2005 and 2004, the Company recorded a reduction to income of $220,463 and $332,769 respectively, representing the other partners' share in the income of the joint venture. The Company also recorded a minority interest of $8,829,299 and $8,608,836 as of June 30, 2005 and December 31, 2004 respectively, representing the other partners' share in the net assets of the joint venture. The balance of the minority interest as of June 30, 2005 and December 31, 2004 was reduced by receivables due from Baoding's 48% joint venture partner in anticipation of the proposed dividend on the Baoding joint venture as described below.

The amount due from the PRC joint venture partner was not trade in nature. The amount was unsecured, interest free and is due for repayment by December 31, 2005.

The Board of directors of Baoding joint venture has proposed the distribution of a cash dividend to its joint venture partners in the amount of RMB36 million (equivalent to approximately US$4,337,300). The payment of such dividend is contingent upon the approval of SAFE (State Administration of Foreign Exchange) and of the local PRC tax bureau. Baoding joint venture is in the process of obtaining a tax clearance certificate from the local PRC tax bureau in order to get the approval for the declaration of dividend. The local PRC tax bureau needs to review Baoding joint venture's up-to-date tax filings to ensure all of the enterprise and value-added taxes have been properly paid up to December 31, 2004.

Under the current PRC foreign joint venture law, Baoding joint venture cannot formerly declare the dividend until formal approvals from SAFE and local PRC tax bureau have been obtained.

The Baoding joint venture intends to offset the amount of dividend to be declared to its PRC joint venture partner with the amount due from the PRC joint venture partner. Such offset of dividend declared is permitted under the current PRC laws. In the books of the Baoding joint venture, the dividend to be declared has not yet been accrued.


15. EARNINGS (LOSS) PER COMMON SHARE

Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. All potential dilutive financial instruments as of June 30, 2005 had the effect of reducing the reported net loss per share, and, therefore, were excluded from the calculation.

16. SEGMENT REPORTING

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


                                     Analog             Digital          High speed
For the six months ended           Television         Television          Internet
June 30, 2005                       Services           Services           Services          Corporate           Total
--------------                      --------           --------           --------          ---------           -----
Net Sales                         $ 1,983,287        $   686,605        $  102,618        $       --         $ 2,772,510

Consulting fees                          --                 --                 --            (548,244)          (548,244)

Directors' compensation                  --                 --                 --            (104,739)          (104,739)

Professional fees                        --                 --                 --            (199,229)          (199,229)

Operating expenses                   (467,437)          (562,075)              --            (122,457)        (1,151,969)

Administrative expenses              (212,544)              --                 --                 --            (212,544)

Depreciation                         (791,713)              --                 --                 --            (791,713)

Amortization                          (60,342)              --                 --                 --             (60,342)

Profit (Loss) from operation          451,251            124,530           102,618           (974,669)          (296,270)

                                     Analog             Digital          High speed
For the six months ended           Television         Television         Internet
June 30 , 2004                      Services           Services           Services          Corporate           Total
--------------                      --------           --------           --------          ---------           -----
Net Sales                         $ 1,948,092        $      --          $   94,819        $       --         $ 2,042,911

Consulting fees                          --                 --                 --          (2,137,050)        (2,137,050)

Directors' compensation                  --                 --                 --            (336,695)          (336,695)

Professional fees                        --                 --                 --            (265,724)          (265,724)

Operating expenses                   (404,446)              --                 --            (155,033)          (559,479)

Administrative expenses              (246,682)              --                 --                --             (246,682)

Depreciation                         (725,201)              --                 --                --             (725,201)

Amortization                          (60,343)              --                 --                --              (60,343)

Profit (Loss) from operation          511,420               --              94,819         (2,894,502)        (2,288,263)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," estimates," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

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

The Joint Venture was formed on July 23, 1999, when Baoding Multimedia and Solar Touch signed a joint venture contract (the "JV Agreement") and the articles of association of the Joint Venture (the "JV Articles"). The JV Agreement and JV Articles provide that the total amount of investment of the Joint Venture was RMB122.425 million (or approximately US$14.8 million) and that the registered capital stock of the Joint Venture was RMB70 million (or approximately US$8.46 million). The JV Agreement and JV Articles also provide that Baoding Multimedia's contribution to the Joint Venture was Baoding Multimedia's network and related facilities with a value of RMB21.7 million, plus intangible assets (including licenses and business goodwill) valued at RMB14 million which was equal to 51% of the registered capital of the Joint Venture and that Solar Touch's contribution was an investment of US$4.14 million (or RMB34.3 million) in cash which was equal to 49% of the registered capital. On July 28, 1999, the Management Commission of the Baoding Hi-Tech Industrial Development Area approved the JV Agreement and JV Articles as well as the members of the board of directors of the Joint Venture. On August 5, 1999, a Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC for the Joint Venture was issued and on August 16, 1999, the Business License for the operations of the Joint Venture was issued.

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

The board of directors of the Joint Venture currently has nine members, five of whom were appointed by the Company. Pursuant to the Amended JV Agreement dated December 29, 2003, Broadway Offshore has the right to appoint five of the nine members of the Board of the Joint Venture. Through those five appointed directors, the Company has obtained control of the board of directors of the Joint Venture and the Company's Board of Directors has filled key management positions at the Joint Venture, including Chief Financial Officer and General Manager, with persons affiliated with the Company. As a foreign investor, the Company, through its predecessor, has become the single largest interest holder of the Joint Venture and has actively participated in the management of the Joint Venture.

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

Results of operations

Three months ended June 30, 2005 and 2004

Revenue

Our revenue of $1,256,581 for the three months ended June 30, 2005 represents the installation and subscription fees, premium digital service fees and added value services fees of the Joint Venture received and to be received, net of service tax whereas our revenue of $1,109,160 for the three months ended June 30, 2004 only included the installation and subscription fees and added value services fees of the Joint Venture received and to be received, net of service tax. The increase in our revenue of $147,421, representing a 13% increase, was attributable to the combined effect of the sales of set-top boxes and cable modems and the provision of premium digital services to customers for the three months ended June 30, 2005 which amounted to $220,940 and the decrease in installation fees received for the three months ended June 30, 2005. No such sales and services were provided for the three months ended June 30, 2004.

Consulting Fees

Total consulting fees decreased by $635,569, representing a 77% decrease to $194,643 for the three months ended June 30, 2005 from $830,212 for the three months ended June 30, 2004. The decrease was primarily attributable to the decrease in deferred consulting fees that resulted from the decrease in issuance shares of the Company's common stock to consultants for their services rendered and the decrease in the Company's stock price used in determining the fair market value of those shares of common stock in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation".

Directors' compensation

Total directors' compensation decreased by $79,077, representing a 71% decrease to $32,692 for the three months ended June 30, 2005 from $111,769 for the three months ended June 30, 2004. The decrease was primarily attributable to the decrease in issuance of shares as directors' compensation for the three months ended June 30, 2004. No shares were issued to the directors for the three months ended June 30, 2005.

Professional fees

Total professional fees decreased by $66,718, representing a 51% decrease from $130,239 for the three months ended June 30, 2004 to $63,521 for the three months ended June 30, 2005. The decrease was primarily due to our decreased use of professional services during the three months ended June 30, 2005.

Operating Expenses

Total operating expenses increased by $289,849 from $310,180 for the three months ended June 30, 2004 to $600,029 for the three months ended June 30, 2005. Total operating expenses represent the operating expenses incurred by both the Company and the Joint Venture. The increase was mainly because of the combined effect of an increase in operating expenses of $15,795 for analog television services, the inclusion of operating expenses of $218,169 for digital television services and an increase in operating expenses of the Company itself of $55,885. The increase in operating expenses for analog television services is in line with the increase in subscription fees received for analog television services. There was no digital television service offered by our Baoding Joint Venture for the three months ended June 30, 2004. The increase in operating expenses of the Company itself resulted from an increase in business travel and entertainment expenses for the three months ended June 30, 2005.

Interest income (expenses), net

Interest expenses, net for the three months ended June 30, 2005 was $228,867, as compared to interest income, net of $124 for the three months ended June 30, 2004. The significant change primarily resulted from the inclusion of interest on debt due to the preferred stockholders.

Minority interest

The minority interest represents the profit of the Joint Venture attributable to the 51% equity interest not owned by the Company. The decrease in minority interest of $109,842, representing a 55% decrease, from $200,861 for the three months ended June 30, 2004 to $91,019 for the three months ended June 30, 2005 was in line with the decrease in the profit generated by the Joint Venture.

Deemed dividends

For the three months ended June 30, 2004, the Company recorded deemed dividends of $27,221 on its redeemable convertible preferred stock whereas the Company recorded nil deemed dividends for the three months ended June 30, 2005. The substantial decrease in deemed dividends was caused by the fall in share price below the fixed redemption price of the Preferred Stock of $0.70 per share. It resulted in the mandatory redemption of the Preferred Stock after which no deemed dividends were charged to retained earnings of the Company.

Net loss available for common stockholders

Net loss decreased to $580,077 for the three months ended June 30, 2005 from $2,137,485 for the corresponding period of 2004, representing a decrease of $1,557,408 or 73%. This decrease is primarily due to the combined effects of the increases in net sales of $147,421, operating expenses of $289,849, and interest expenses of $228,991, along with the decreases in consulting fees of $635,569, directors' compensation of $79,077, administrative expenses of $3,806 and other income (expenses), net of $98,081.

Six months ended June 30, 2005 and 2004

Revenue

Our revenue of $2,772,510 for the six months ended June 30, 2005 represents the installation and subscription fees, premium digital service fees and added value services fees of the Joint Venture received and to be received, net of service tax whereas our revenue of $2,042,911 for the six months ended June 30, 2004 only included the installation and subscription fees and added value services fees of the Joint Venture received and to be received, net of service tax. The increase in our revenue of $729,599, representing a 36% increase, was mainly attributable to the sales of set-top boxes and cable modems and the provision of premium digital services to customers for the six months ended June 30, 2005, which amounted to $686,605. No such sales and services were provided for the six months ended June 30, 2004.

Consulting Fees

Total consulting fees decreased by $1,588,806, representing a 74% decrease to $548,244 for the six months ended June 30, 2005 from $2,137,050 for the six months ended June 30, 2004. The decrease was primarily attributable to the decrease in issuance shares of the Company's common stock to consultants for their services rendered and the decrease in the Company's stock price used in determining the fair market value of those shares of common stock in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation".

Directors' compensation

Total directors' compensation decreased by $231,956, representing a 69% decrease to $104,739 for the six months ended June 30, 2005 from $336,695 for the six months ended June 30, 2004. The decrease was primarily attributable to the combined effect of the reduction in directors' compensation in shares and the decrease in the Company's stock price as most of the directors' compensation was in shares.

Operating Expenses

Total operating expenses increased by $592,490 from $559,479 for the six months ended June 30, 2004 to $1,151,969 for the six months ended June 31, 2005. Total operating expenses represent the operating expenses incurred by both the Company and the Joint Venture. The increase was mainly because of the combined effect of an increase in operating expenses of $62,991 for analog television services, the inclusion of operating expenses of $562,075 for digital television services and a decrease in operating expenses of the Company itself of $32,576. The increase in operating expenses for analog television services is in line with the increase in subscription fees received for analog television services. There was no digital television service offered by our Baoding Joint Venture for the six months ended June 30, 2004. The decrease in operating expenses of the Company itself resulted from a decrease in business travel and entertainment expenses and discontinued employment of one part-time assistant to the Chief Financial Officer.

Administrative Expenses

Total administrative expenses decreased by $34,138 from $246,682 for the six months ended June 30, 2004 to $212,544 for the six months ended June 30, 2005. Total administrative expenses represent the administrative expenses incurred by the Joint Venture only. The decrease was mainly attributable to the decrease in salaries and staff benefits of approximately $21,424 and inclusion of an advisory fee of approximately $12,145 for the six months ended June 30, 2004. There was no such advisory fee for the six months ended June 30, 2005.

Bad debts

Bad debts represent an increase in the doubtful debt provision made for accounts receivables of our Baoding Joint Venture by $174,127 for the six months ended June 30, 2005, whereas there was no such provision made for accounts receivables for the corresponding period in 2004.

Interest income (expenses), net

Interest expenses, net for the six months ended June 30, 2005 was $308,419, as compared to interest income, net of $332 for the six months ended June 30, 2004. The significant change primarily resulted from the inclusion of interest on debt owing to the preferred stockholders.

Losses on extinguishment of debt

For the six months ended June 30, 2004, the Company recorded a loss on extinguishment of debt of $1,174,183. This represented the premium recognized on the Preferred Stock requested by its holders to be redeemed by the Company. There was no such loss for the six months ended June 30, 2005.

Minority interest

The minority interest represents the profit of the Joint Venture attributable to the 51% equity interest not owned by the Company. The decrease in minority interest of $102,306, representing a 32% decrease, from $322,769, for the six months ended June 30, 2004 to $220,463 for the six months ended June 30, 2005 was in line with the decrease in the profit generated by the Joint Venture.

Deemed dividends

For the six months ended June 30, 2004, the Company recorded deemed dividends of $60,249 on its redeemable convertible preferred stock whereas the Company did not have deemed dividends for the six months ended June 30, 2005. The substantial decrease in deemed dividends was caused by the fall in share price below the fixed redemption price of the Preferred Stock of $0.70 per share. It resulted in the mandatory redemption of the Preferred Stock after which no deemed dividends were charged to retained earnings of the Company.

Net loss available for common stockholders

Net loss decreased to $1,107,044 for the six months ended June 30, 2005 from $3,818,867 for the corresponding period of 2004, representing a decrease of $2,711,823 or 71%. This decrease is primarily due to the combined effects of the increases in net sales of $729,599, operating expenses of $592,490, bad debts of $174,127 and interest expenses, net of $308,751, along with the decreases in consulting fees of $1,588,806, directors' compensation of $231,956, professional fees of $66,495, administrative expenses of $34,138 and other income (expenses), net of $127,927 and because there is no loss on extinguishment of debt for the six months ended June 30, 2005.

Financial condition, liquidity, capital resources

For the six months ended June 30, 2005, we generated cash from operating activities of $1,029,011 and we used $808,123 to purchase property and equipment and further advanced $144,142 to the PRC joint venture partner.

Although the Company incurred an operating loss of $1,107,044 for the six months ended June 30, 2005, the Company generated positive cash flows of $1,029,011 from operating activities. The operating loss for the six months ended June 30, 2005 included items which are of either non-cash or non-recurrent nature: (i) expensed common stocks for consulting fees of $548,244; (ii) expensed common stock for directors' compensation of $30,380, (ii) allowance for doubtful debts of $174,127 (iii) interest due to preferred stockholders of $424,114 and (iv) depreciation and amortization of $852,055.

As of June 30, 2005, the Company had cash and cash equivalents of $199,994. Our current assets were $1,305,921 and our current liabilities were $10,498,610, which resulted in a current ratio of 0.12. We had no capital expenditure commitment outstanding as of June 30, 2005.

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

The Company's working capital deficit at June 30, 2005 was primarily attributable to the amount due to the preferred stockholders, Gryphon Master Fund, L.P. ("Gryphon"), of $5,208,611 as a result of an agreed judgment entered against the Company in Gryphon Master Fund, L.P. v. China Cable and Communication Inc. (U.S District Court, Northern District of Texas, Dallas Division - Cause No. 3:04cv1617B). As explained more fully in Part II, Item 1 of this quarterly report, on June 20, 2005, the Company and Gryphon represented to the Court that they had agreed to an entry of judgment on the Gryphon's claim against the Company. Therefore, Gryphon was granted a judgment against the Company in the amount of $5,165,119.99. Gryphon was also granted recovery of post-judgment interest on the judgment at a rate of 6% per annum from June 20, 2005 until the judgment is paid by the Company. In a separate agreement, the Company agreed to pay Gryphon a sum of $35,000 to cover legal costs incurred by Gryphon in two installments: $20,000 on or before June 30, 2005 and $15,000 on or before July 31, 2005. In exchange for the $35,000 payment, Gryphon agreed not to execute on the agreed judgment on or before September 30, 2005. Subsequent to June 30, 2005, the Company completed payment of the $35,000 to Gryphon.

To settle the agreed judgment debt, together with the post-judgment interest on the agreed judgment, the Company is actively seeking strategic investors in the PRC and intends to raise additional capital through the issuance of debts or equity securities, although there can be no assurance that we will be successful in obtaining this financing. Meanwhile, the Company is negotiating with Gryphon to extend the repayment period to allow more time for the Company to seek strategic investors to settle the debt by issuing the shares of the Company's stock.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,107,044 for the six months ended June 30, 2005 and our current liabilities exceeded our current assets by $9,192,689 at June 30, 2005. These factors create substantial doubt about our ability to continue as a going concern.

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

Although the Company expects to receive the cash dividend from the Baoding joint venture, we cannot meet the exceptional cash requirements for payment of the agreed judgment debt, as described above, without seeking strategic investors and raising additional capital through the issuance of debt or equity securities. Meanwhile, the Company, through its appointed attorney, is now negotiating with Gryphon to extend the repayment period to allow more time for the Company to seek strategic investors and raise additional capital for use in settling the debt or for Gryphon to accept shares of the Company's stock as settlement for the agreed judgment. However, there can be no assurance that we will be successful in finding the strategic investor and/or obtaining this financing or that Gryphon will accept our share settlement proposal.

To the extent that we are unable to successfully raise the capital necessary to meet our financial obligations on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to settle the agreed judgment debt and maintain the Company's normal operations, and may have to dispose of our interest in the Baoding joint venture and consider a formal restructuring or reorganization.

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

Exchange rate

Fluctuations of currency exchange rates between Renminbi and the United States dollar could adversely affect our business since our sole investment conducts its business primarily in China, and its revenue from operations is settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of the Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in the United States dollar. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant revaluation of the RMB against the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable in U.S. dollars.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the pending litigation described below with Gryphon Master Fund, L.P., the Company is not a party to any pending or, to the best of our knowledge, any threatened legal proceedings, and no director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company.

On June 20, 2005, an agreed judgment was entered against the Company in Gryphon Master Fund, L.P. v. China Cable and Communication Inc. (U.S. District Court, Northern District of Texas, Dallas Division - Cause No. 3:04cv1617B)

As previously reported in the Company's quarterly report on Form 10-QSB for the period ended March 31, 2005, on September 24, 2003, the Company completed the sale of 2,758,621 shares of the Company's restricted 8% Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), to Gryphon Master Fund, L.P., a Bermuda limited partnership ("Gryphon"), for $1.45 per share (the "Purchase Price"), or an aggregate purchase price of $4,000,000. The Company was required to redeem all then outstanding shares of Preferred Stock on September 24, 2008, the fifth anniversary of the date on which the preferred stock was issued, at a redemption price equal to the Purchase Price, plus accrued but unpaid dividends. However, if the "Current Market Price" (defined as the volume weighted average price of the Company's common stock on the 10 consecutive trading days immediately preceding such date as reported on the Over-the-Counter Bulletin Board of the Company's Common Stock) is equal to or less than $0.70, the holders of the Preferred Stock have the right to require the Company to redeem all or any portion of the Preferred Stock at a redemption price, in cash, equal to $1.67 per share, plus all accrued but unpaid dividends.

On June 14, 2004, Gryphon requested that the Company redeem the Preferred Stock as the market price of the Company's common stock was equal to or less the $0.70 per share for more than ten consecutive trading days. On July 26, 2004, Gryphon filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division alleging that the Company breached its contract by failing to redeem the Preferred Stock. Gryphon sought the redemption price of $4,606,897; accrued unpaid dividends equal to $220,226; interest of $888 per day from June 14, 2004 until the date of redemption; pre-judgment and post-judgment interest; attorneys' fees; court costs; and other such relief. The Company retained counsel to represent it in this matter and filed its answer to the complaint.

On June 20, 2005, the Company and Gryphon represented to the Court that they had agreed to an entry of judgment on Gryphon's claim against the Company. Therefore, Gryphon was granted a judgment against the Company in the amount of $5,165,119.99. Gryphon was also granted recovery of post-judgment interest on the judgment at a rate of 6% per annum from June 20, 2005 until the judgment is paid by the Company. In a separate agreement, the Company agreed to pay Gryphon a sum of $35,000 to cover legal costs incurred by Gryphon in two installments:
$20,000 on or before June 30, 2005 and $15,000 on or before July 31, 2005. In exchange for the $35,000 payment, Gryphon agreed not to execute on the agreed judgment on or before September 30, 2005. Subsequent to June 30, 2005, the Company completed payment of the $35,000 to Gryphon. To settle the agreed judgment debt, together with the post-judgment interest on the agreed judgment, the Company is actively seeking strategic investors in the PRC and intends to raise additional capital through the issuance of debts or equity securities, although there can be no assurance that we will be successful in obtaining this financing. The Company is currently negotiating with Gryphon to extend the repayment period for the agreed judgment to allow more time for the Company to seek strategic investors to settle the debt by issuing the shares of the Company's stock.

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

      32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      ---------------------

            (1) Incorporated by reference from CCCI's Registration Statement on Form S-18, effective November 12, 1985.

            (2) Incorporated by reference from CCCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

            (3) Incorporated by reference from CCCI's Form 8-K filed on September 29, 2003.

(b)   REPORTS ON FORM 8-K:

      During the six months ended June 30, 2005, the Company filed the following Current Report/s on Form 8-K:

      1. Form 8-K filed on April 19, 2005 - Termination of efforts to acquire Macau Media Holdings Ltd. and write-off of deposit in connection thereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA CABLE AND COMMUNICATION, INC.

Date: August 17, 2005                   /s/ Raymond Ying-Wai Kwan
                                        ----------------------------------------
                                        Name: Raymond Ying-Wai Kwan
                                        Title:   Chief Executive Officer


Date: August 17, 2005                   /s/ Yau-Sing Tang
                                        ----------------------------------------
                                        Name:  Yau-Sing Tang
                                        Title:   Chief Financial Officer